Form 10-Q
period 1995-03-31
BULL & BEAR GROUP INC
filed 1995-05-15
CIK 52234

As filed with the Securities and Exchange Commission on May 12, 1995

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

     (Mark One)
           X   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 1995 or
                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________ to ____________

For Quarter Ended March 31, 1995Commission File Number  0-9667

                                               BULL & BEAR GROUP, INC.

(Exact name of registrant as specified in its charter)



                    Delaware                               13-1897916

     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)               Identification No.)


        11 Hanover Square, New York, New York        10005

         (Address of principal executive offices)           (Zip Code)



           212-785-0900
Company's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing require-
ments for the past 90 days.    Yes      X        No


The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1995 were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,503,152 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares BULL & BEAR GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1995

INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
- - - - - (Unaudited) March 31, 1995 and December 31, 1994 3

Consolidated Statements of Income (Loss)
- - - - - (Unaudited) Three Months Ended March 31, 1995 and March 31, 19944

Consolidated Statements of Changes in Shareholders' Equity
- - - - - (Unaudited) Three Months Ended March 31, 1995 and March 31, 19945

Consolidated Statements of Cash Flows
- - - - - (Unaudited) Three Months Ended March 31, 1995 and March 31, 19946

Notes to Consolidated Financial Statements (Unaudited)7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations12



PART II. OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders During
First Quarter of the Year Ended December 31, 199513

Item 6.Exhibits and Reports on Form 8-K13

Management's Representation and Signatures14
 BULL & BEAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                 March 31,          December 31,
                                                   1995             1994
ASSETS
Current Assets:
  Cash and cash equivalents                  $ 1,353,287           $  2,316,040
  Marketable securities (Note 3)               1,210,287                183,534
  Management, distribution and
  service fees receivable                        166,396                160,567
  Interest, dividends and other receivables      236,555                215,854
  Prepaid expenses and other assets              272,749                234,269
      Total Current Assets                     3,239,274             3,110,264
Real estate held for investment, net             313,219               315,388
Equipment, furniture and fixtures, net           193,512               199,760
Excess of cost over net book value of
subsidiaries, net                                493,739               505,352
 Other                                           104,175               109,477
                                               1,104,645             1,129,977
      Total Assets                           $ 4,343,919           $ 4,240,241
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                             $   174,092           $   197,523
Accrued expenses                                 127,264               118,919
Other                                             14,100                14,100
      Total Current Liabilities                  315,456               330,542
Shareholders' Equity: (Notes 4, 5, 6)
Common Stock, $.01 par value
Class A, 10,000,000 shares authorized;
1,503,152 shares in 1995 and 1994                 15,032                 15,032
Class B, 20,000 shares authorized;
   20,000 shares issued and outstanding              200                    200
Additional paid-in capital                     6,497,796            6,497,796
Retained earnings (deficit)                   (2,184,565)          (2,298,329)
Notes receivable for common stock issued        (300,000)            (305,000)
      Total Shareholders' Equity               4,028,463           3,909,699

      Total Liabilities and Shareholders'
      Equity                                  $ 4,343,919           $ 4,240,241

See accompanying notes to consolidated financial statements.

BULL & BEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

                                                Three Months Ended March 31,

                                                     1995        1994
Revenues:
Management, distribution and service fees       $   832,583     $1,080,269
Brokerage commissions                               380,914        446,812
Dividends, interest and other                        62,986         52,713
                                                  1,276,483      1,579,794

Expenses:
General and administrative (Note 8)                 793,631        859,750
Marketing                                           185,129        640,780
Clearing and brokerage charges                      155,900        186,225
Amortization and depreciation                        24,499         22,684
                                                  1,159,159      1,709,439

Income (loss) before income taxes                   133,416       (159,285)
Income taxes (Note 7)                                19,652          4,323
Net income (loss)                              $    113,764     $ (163,608)

Per share data:
  Primary and fully diluted
  Net income (loss)                                 $  .07         $ (.11)

Average shares outstanding:
Primary and fully diluted                        1,569,724       1,503,152

See accompanying notes to the consolidated financial statements.

BULL & BEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Months Ended March 31, 1995 and 1994
(Unaudited)

                                                                                    Notes
                                                                                    Receivable      Retained      Total
                      Class A   Class B   Class A     Class B     Additional        for Common      Earnings      Shareholders'
                      Common    Common    Common      Common      Paid-in-Capital   Stock Issued    (Deficit)     Equity
Three Months Ended
March 31, 1994
Balance, January 1,  1,498,152    20,000   $14,982       $200      $6,491,596         $ (325,000)    $(2,381,789)  $3,799,989
1994

Proceeds from
issuance of Class A
Common Stock,           5,000        -        50           -       6,200                      -              -        6,250
par value $.01

Net loss                   -        -         -           -           -                      -        (163,608)    (163,608)

Balance, March 31,   1,503,152   20,000   $15,032       $200       $6,497,796        $(325,000)    $(2,545,397)   $3,642,631
1994

Three Months Ended
March 31, 1995
Balance, Jan-
uary 1, 1995        1,503,152    20,000   $15,032        $200      $6,497,796        $ (305,000)   $(2,298,329)   $3,909,699

Collection of note
receivable               -           -         -           -               -             5,000               -         5,000

Net Income               -           -         -           -               -                 -         113,764      113,764

Balance, March 31,  1,503,152   20,000   $15,032         $200     $6,497,796        $(300,000)     $(2,184,565)   $4,028,463
1995

See accompanying notes to the consolidated financial statements.

BULL & BEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Three Months Ended March 31,
                                                     1995            1994
Cash Flows from Operating Activities:
Net income (loss)                               $    113,764      $(163,608)
Adjustments to reconcile net income
to net cash provided by
(used in) Operating Activities:
  Depreciation and amortizationm                      24,499         22,684
  Increase in cash value of life insurance             7,500              -
  Other                                              (16,092)        29,640
(Increase) decrease in:
  Management, distribution and service
  fees receivable                                     (5,829)        (1,537)
  Interest, dividends and other receivables          (20,701)       135,149
  Prepaid expenses and other assets                  (34,480)        42,882
  Other                                               12,802              -
Increase (decrease) in:
  Accounts payable                                   (23,431)        71,117
  Accrued expenses                                     8,345        (79,846)
  Other                                                    -            683
Total adjustments                                    (66,387)       220,772
  Net cash provided by Operating Activities           47,377         57,164

Cash Flows from Investing Activities:
  Proceeds from sales of investments                       -        484,727
  Purchases of investments                        (1,010,661)       (62,513)
  Capital expenditures                                (4,469)      (233,775)
    Net cash provided by (used in)
    Investing Activities                          (1,015,130)       188,439

Cash Flows from Financing Activities:
  Collection of note receivable                        5,000          6,250

  Net increase (decrease) in cash and
  cash equivalents                                  (962,753)       251,853
Cash and cash equivalents:
  At beginning of period                           2,316,040      1,522,059
  At end of period                                $1,353,287    $ 1,773,912

Supplemental disclosure: The Company did not pay any interest or Federal income taxes during the three months ended March 31, 1995 or 1994.

See accompanying notes to the consolidated financial statements.

BULL & BEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995 and 1994
                        (Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Bull & Bear Group, Inc. ("Company") and Subsidiary Companies' business consists of providing investment management services as the investment adviser, manager and distributor for the Bull & Bear Funds ("Funds"). In addition, a subsidiary company provides discount brokerage services.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Bull & Bear Group, Inc. and all of its majority-owned subsidiaries. Substantially all intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
Investments in money market funds are considered to be cash equivalents. At March 31, 1995 and December 31, 1994, the Company and subsidiaries had invested approximately $1,056,500 and $1,672,400, respectively, in an affiliated money m arket fund.

MARKETABLE SECURITIES
Marketable securities for the broker/dealer subsidiary are valued at market with the unrealized gain or loss included in earnings. For the non-broker/dealer companies marketable securities are considered to be "available-for-sale" and are recorded at market value with the unrealized gain or loss included in stockholders' equity.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
In the normal course of business, the Company's customer activities involve the execution and settlement of customer transactions. These activities may expose the Company to risk of loss in the event the customer is unable to fulfill its contracted obligations, in which case the Company may have to purchase or sell financial instruments at prevailing market prices. Any loss from such transactions is not expected to have a material effect on the Company's finan-cial statements.

BROKERAGE INCOME AND EXPENSES
Brokerage commission and fee income and clearing and brokerage expenses are recorded on a settlement date basis. The difference between recording such in-come and expenses on a settlement date basis as opposed to trade date, as re-quired by generally accepted accounting principles, is not material to the consolidated financial statements.

INCOME TAXES
The Company and its wholly-owned subsidiaries file consolidated income tax re-turns. Deferred income taxes are provided for timing differences between fi-nancial and tax reporting.

RECLASSIFICATIONS
Certain reclassifications of the 1994 financial statements have been made to conform to the 1995 presentation.

REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
Real estate held for investment is recorded at cost and is depreciated on the straight-line basis over its estimated useful life. At March 31, 1995 and De-cember 31, 1994, accumulated depreciation amounted to $116,613 and $114,444, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 5 to 10 years. At March 31, 1995 and December 31, 1994, accumulated depreciation amounted to $639,445 and $628,728, respectively.

                 BULL & BEAR GROUP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 March 31, 1995 and 1994
                       (Unaudited)

EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
The excess of cost over net book value of subsidiaries is capitalized and amortized over five and forty years using the straight-line method. At March 31, 1995 and December 31, 1994, accumulated amortization amounted to $522,883 and $476,431, respectively.

MARKETING COSTS
Costs in connection with the sale of the Funds' shares are charged to operations as incurred.

EARNINGS PER SHARE
Primary and fully diluted earnings per share for the three months ended
March 31, 1995 is determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equiv-alents arising from stock options assumed converted to common stock.


2.DOVER REGIONAL FINANCIAL SHARES

As a result of a self-tender offer by Dover Regional Financial Shares ("Dover"), a closed-end registered investment company, in the fall of 1993 in which the Company did not participate, the Company's equity interest increased to approximately 71% from approximately 16%.
Consequently, Dover's operations were required to be included in the Company's consolidated financial statements subsequent to November 22, 1993.

On December 30, 1994, Dover approved a plan of liquidation and dissolution in which the net assets of Dover were distributed to the outstanding shareholders. As a result, at December 31, 1994, Dover is no longer included in the Company's consolidated balance sheet.

3.MARKETABLE SECURITIES

At March 31, 1995, marketable securities consisted of:

Broker/dealer subsidiaries -at market
  Equity securities(cost - $78,376)                     $   143,106
  Affiliated mutual funds(cost - $59,527)                    54,909
  U.S. Treasury Note due  5/15/97(cost - $497,921)          496,565

Other companies
  Available-for-sale securities - at market
    Mutual Funds (cost - $19,035)                            19,035
    U.S. Treasury Note due  6/30/99 (cost - $496,672)       496,672
                                                         $1,210,287
At December 31, 1994, marketable securities consisted of:

Broker/dealer subsidiaries - at market
  Equity securities (cost - $63,276)                    $   110,558
  Affiliated mutual funds (cost - $59,527)                   53,941
Other companies
  Available-for-sale securities - at market
    Mutual Funds (cost - $19,035)                            19,035
                                                        $   183,534

                 BULL & BEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995 and 1994
(Unaudited)



4.SHAREHOLDERS' EQUITY

The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, author-ized. As of March 31, 1995 and December 31, 1994, none of the
Preferred Stock was issued.


5.NET CAPITAL REQUIREMENTS

The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a)
$250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1.
At March 31, 1995, these subsidiaries had net capital of approximately $464,900 and $663,400; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $214,900 and $638,400; and the ratios of aggregate indebtedness to net capital were approximately .41 to 1 and .38 to 1, respectively.

6.STOCK OPTIONS

The Company has an Incentive Stock Option Plan ("Stock Option Plan"),
which provides for the granting of options to officers, directors and key employees for the purchase of shares of Class A Common Stock of the Company. The plan provided for the issuance of options with respect to 500,000 shares and the option price may not be less than the greater of 100% of the fair market value or the par value of such shares on the day of the grant. Options granted under the Stock Option Plan must be exercised during a period not more than ten years from the date of grant and in installments at such time and in such amounts as the Board of Directors may determine. If the recipient of any options owns 10% or more of the total combined voting power of all classes of stock, the option price must be 110% of the fair market value and must be exercised within five years of the date of grant. Stock option activity from January 1, 1994 to March 31, 1995 is summarized as follows:
                                            Number        Option Price
                                           of Shares     Per Share Range

Outstanding options at December 31, 1993    165,000       $1.00 - $2.25
  Granted                                    23,000       $1.50
  Exercised                                  (5,000)      $1.25
  Canceled                                  (37,000)      $1.00 - $2.25

Outstanding options at December 31,
1994 and March 31, 1995                      146,000     $1.00 - $1.875



At March 31, 1995, options to purchase 116,000 shares were exercisable.
In addition, there were 26,000 non-qualified stock options outstanding as of March 31, 1995, of which 6,000 were exercisable.

In connection with the exercise of the options and related tax expense, the Company received from certain officers and directors notes with an interest rate of 4.86% per annum payable the earlier of November 1, 1998 or within 60 days after termination of employment. The balance of the notes at March 31, 1995 and December 31, 1994 was $380,000 and $385,000, of which
$300,000 was classified as "notes receivable for common stock issued" and $80,000 included in "other assets", and $305,000, all classified as "notes re-ceivable for common stock issued", respectively. Accrued interest due on the notes was $21,836 and $17,049 at March 31, 1995 and December 31, 1994, respectively.
                           BULL & BEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995 and 1994
(Unaudited)

7.INCOME TAXES


The provision for income taxes charged to operations for the three months ended March 31, 1995 and 1994 was as follows:

                                   1995              1994

      Current
         State and local         $19,652            $4,323
         Federal                      -                -
                                 $19,652            $4,883

Deferred tax assets (liabilities) are comprised of the following at March 31, 1995 and December 31, 1994:

                                   1995              1994

     Unrealized (appreciation)
      on investments           $ (20,000)         $ (14,200)
     Net operating loss
      carryforwards              517,300            551,900
        Total deferred
         tax assets              497,300            537,700
     Deferred tax asset
      valuation allowance       (497,300)           537,700
        Net deferred
         tax assets           $        -          $      -

The change in the valuation allowance for the three months ended March
31, 1995 was the result of the utilization of net operating loss carryforwards and the decrease or increase in the unrealized depreciation or appreciation of investments.

The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal tax rates to pre-tax income as a result of utilization of net operating loss carryfowards.

At December 31, 1994, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,623,200, of which $11,500, $1,384,900, $180,100 and $46,700 expire in 2002, 2004, 2005 and
2006, respectively. In addition, the Company has a capital loss carryforward for Federal income tax purposes of approximately $32,100, which expires in 1995.


8.RELATED PARTIES
MANAGEMENT, DISTRIBUTION AND SERVICE FEES
All management and distribution fees are from providing services to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Service fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $116,308 and $122,880 for the three months ended March 31, 1995, and 1994, respectively.



                BULL & BEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995 and 1994
(Unaudited)


In connection with investment management services, the Company's investment manager, Bull &
Bear Advisers, Inc., waived or reimbursed management fees to the Funds in the amount of
$71,629 and $48,015 for the three months ended March 31, 1995 and 1994, respectively, and are included in general and administrative expenses in the Statement of Income (Loss).

Certain officers of the Company also serve as officers and/or directors of the Funds.

The Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 1995, the policy had a cash surrender value of approximately $24,175 and is included in other assets in the balance sheet.

The Company's discount broker/dealer received brokerage commissions of approximately $58,556 and $8,100 from the Funds for the three months ended March 31, 1995 and 1994, respectively.

9.COMMITMENTS AND CONTINGENCIES
The Company has a lease for approximately 9,300 square feet of office space. The rent is approximately $116,250 per annum plus $23,250 per annum for electricity. The lease expires December 31, 1996 and is cancelable at the option of the Company on three months' notice. In addition, the Company's dis-count broker/dealer has a branch office in Boca Raton, Florida consisting of approximately 1,000 square feet. The rent is approximately $20,800 per annum and is cancelable at the option of the Company on six months' notice.

In connection with the collection on a promissory note issued to purchase shares of the Company's stock in 1985, the Company commenced an action against the maker of the note to recover legal and other expenses, which is pending and the ultimate outcome is uncertain at this time. In 1991, the maker of the note commenced an action against the Company and one of its officers seeking $1,000,000 in damages. With settlement discussions pending, the parties have entered into standstill agreements with respect to currently outstanding claims.

In July 1994, the Company entered into a Death Benefit Agreement
("Agreement") with the Company's Chairman. The Agreement provides for annual payments to his wife following his death amounting to 80% of his average annual salary for the three year period prior to his death subject to certain adjust-ments. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business.
The Company, its present directors, and certain former and present officers are defendents in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management,Inc. , and Maxus
Securities Corp. as plaintiffs claiming to collectively own or control
357,500 shares, or approximately 23%, of the Class A non-voting common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. The complaint alleges that defendants breached thier fiduciary duties to the Company regarding the adoption and implementation of the Company's 1990 incentive stock option plan ("ISOP"), and the Company's 1986 purchase of an office building. Plaintiffs also allege that all the individual defendants have received excessive compensation and other unspecified benefits. The complaint seeks rescission of the 1990 ISOP and an accounting, the imposition of a constructive trust and restitution regarding all allegedly improper benefits.
 The Company believes that the lawsuit is without merit and intends to defend it vigorously. As of March 31, 1995, neither the Company nor any of its subsidi-aries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the Consolidated Financial Statements.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of 1995 compared to First Quarter of 1994

Lower asset levels in the Funds has in turn produced lower management, distribution and service fees. The Federal Reserve tightening and sharply rising interest rates has also reduced the Company's brokerage commissions. Expenses have accordingly been reduced.

Total revenues decreased $257,579 or 16.6%,  which was primarily due to a decrease in management, distribution and service fees of $247,686 because of a lower level of net assets under management. Brokerage commissions de-
creased by $65,898 due to a decrease in customer transaction activity.   Net
assets under management were approximately $317.3 million at December 31, 1993, $278.3 million at March 31, 1994, $236.1 million at December 31, 1994 and $235.1 million at March 31, 1995. Dividends, interest and other income had minor increases.


Total expenses decreased $550,280 or 32.2% primarily as a result of a decrease in marketing and general and administrative expenses of $455,651 and $66,119, respectively. Clearing and brokerage charges decreased $30,325 due to a decrease in customer transaction activity. Net income for the period was $113,764 or $.07 per share as compared to net loss of $163,608 or $.11 per share for 1994.

Liquidity and Capital Resources

The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                    March 31, 1995          December 31, 1994

Working Capital                       $2,923,818              $2,779,722
Total Assets                          $4,343,919              $4,240,241
Long Term Debt                                 -                       -
Shareholders' Equity                  $4,028,463              $3,909,699


Working capital, total assets and shareholders' equity increased $144,096, $103,678 and $118,764, respectively for the three months ended March 31, 1995. The increase in working capital for the quarter was primarily the result of the net income from operations and non-cash expense items of depreciation and amortization of $24,499. The increase in total assets and shareholders' equity was primarily the result of the net income for the quarter.

As discussed previously, significant changes in the securities market can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.

Effects of Inflation and Changing Prices

Since the Company derives most of its revenues from acting as investment manager to mutual funds, discount brokerage services and from general invest-ments, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenue from continuing operations.




Part II  Other Information

Item 4.Submission of Matters to a Vote of Security Holders During First Quarter of the Year Ended December 31, 1995

At the annual meeting of Class B shareholder held March 8, 1995, the following matters were unanimously approved: the selection of Tait, Weller & Baker as the independent accountants of the Company and the election of Robert
D. Anderson, Bassett S. Winmill, Charles A. Carroll, Mark C. Winmill, Edward
G. Webb, Jr. and Thomas B. Winmill as directors of the Company.

Item 6.Exhibits and Reports on Form 8K

There are no exhibits and no reports on Form 8K that were filed during the period.

MANAGEMENT'S REPRESENTATION

The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the period.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULL & BEAR GROUP, INC.



Dated: May 12, 1995     By:/s/ William K. Dean
William K. Dean, CPA
Treasurer, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: May 12, 1995/s/ Bassett S. Winmill
Bassett S. Winmill
Chairman of the Board,
Director


Dated: May 12, 1995/s/ Robert D. Anderson
Robert D. Anderson
Vice Chairman, Director


Dated: May 12, 1995/s/ Mark C. Winmill
Mark C. Winmill
Co-President,
Chief Financial Officer, Director


Dated: May 12, 1995/s/ Thomas B. Winmill
Thomas B. Winmill, Esq.
Co-President,
General Counsel, Director


Dated: May 12, 1995/s/ Edward G. Webb, Jr.
Edward G. Webb, Jr., Director



Dated: May 12, 1995/s/ Charles A. Carroll
Charles A. Carroll, Director

14