Form 10-Q/A
period 1995-03-31
BULL & BEAR GROUP INC
filed 1995-06-26
CIK 52234

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]               DEC-31-1994
[PERIOD-START]                  JAN-01-1995
[PERIOD-END]                    MAR-31-1995
[CASH]                            1,353,287
[SECURITIES]                      1,210,287
[RECEIVABLES]                       402,951
[ALLOWANCES]                              0
[INVENTORY]                               0
[CURRENT-ASSETS]                    376,924
[PP&E]                            1,024,969
[DEPRECIATION]                     (24,499)
[TOTAL-ASSETS]                    4,343,919
[CURRENT-LIABILITIES]               315,456
[BONDS]                                   0
[COMMON]                          6,513,028
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[OTHER-SE]                       2,484,565)
[TOTAL-LIABILITY-AND-EQUITY]      4,343,919
[SALES]                                   0
[TOTAL-REVENUES]                  1,292,575
[CGS]                                     0
[TOTAL-COSTS]                     1,159,159
[OTHER-EXPENSES]                          0
[LOSS-PROVISION]                          0
[INTEREST-EXPENSE]                        0
[INCOME-PRETAX]                     133,416
[INCOME-TAX]                          19,652
<INCOME-CONTINUING                  113,764
[DISCONTINUED]                            0
[EXTRAORDINARY]                           0
[CHANGES]                                 0
[NET-INCOME]                        113,764
[EPS-PRIMARY]                          0.07
[EPS-DILUTED]                          0.07