Form 10-Q/A
period 1995-03-31
BULL & BEAR GROUP INC
filed 1995-08-04
CIK 52234

As filed  with the  Securities  and  Exchange
Commission on May 12, 1995

                       SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995 or
Transition Report Pursuant
to Section 13 or 15(d) of theSecurities Exchange Act of 1934 For the Transition Period From _____________ to ____________

For Quarter Ended March 31, 1995Commission File Number  0-9667

                            BULL & BEAR GROUP, INC.

(Exact name of registrant as specified in its charter)



                    Delaware                               13-1897916

     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

11 Hanover Square, New York, New York  10005
(Address of principal executive offices)(Zip Code)

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

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

BULL & BEAR GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1995

INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
- - (Unaudited) March 31, 1995 and December 31, 1994 3

Consolidated Statements of Income (Loss)
- - (Unaudited) Three Months Ended March 31, 1995 and March 31, 19944

Consolidated Statements of Changes in Shareholders' Equity
- - (Unaudited) Three Months Ended March 31, 1995 and March 31, 19945

Consolidated Statements of Cash Flows
- - (Unaudited) Three Months Ended March 31, 1995 and March 31, 19946

Notes to Consolidated Financial Statements (Unaudited)7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations12



PART II. OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders During
First Quarter of the Year Ended December 31, 199513

Item 5.  Article 5 of Regulation S-X
          Commercial and Industrial Companies

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