Form 10-Q
period 1995-06-30
BULL & BEAR GROUP INC
filed 1995-08-14
CIK 52234

As filed with the Securities and Exchange Commission on AUGUST 14, 1995



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

     (MARK ONE)
   ___X___    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1995
                                       or
   _______    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From _____________ to ____________

 For Quarter Ended JUNE 30, 1995                  Commission File Number 0-9667

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



                                  212-785-0900
               (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1995, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,509,152 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                            BULL & BEAR GROUP, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995


                                     INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Consolidated Balance Sheets
            - (Unaudited) June 30, 1995 and December 31, 1994                3

    Consolidated Statements of Income (Loss)
            - (Unaudited) Three and Six Months Ended June 30,
               1995 and June 30, 1994                                        4

    Consolidated Statements of Changes in Shareholders' Equity
            - (Unaudited) Six Months Ended June 30, 1995 and June 30, 1994   5

    Consolidated Statements of Cash Flows
            - (Unaudited) Six Months Ended June 30, 1995 and June 30, 1994   6

    Notes to Consolidated Financial Statements (Unaudited)                   7

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      12



PART II. OTHER INFORMATION

    Item 5. Other Information                                                13

    Management's Representation and Signatures                               14

    Financial Data Schedule -- Article 5 of Regulation S-X                   15

                            BULL & BEAR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                     June 30,         December 31,
                                                                                       1995                1994
                                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                       $1,302,994          $  2,316,040
  Marketable securities (Note 2)                                                   1,436,976               183,534
  Management, distribution and
   shareholder administrative fees receivable                                        158,040               160,567
  Interest, dividends and other receivables                                          274,511               215,854
  Prepaid expenses and other assets                                                  216,612               234,269
                                                                                 -----------           -----------
      Total Current Assets                                                         3,389,133             3,110,264
                                                                                 -----------           -----------
Real estate held for investment, net                                                 311,050               315,388
Furniture and fixtures, net                                                          184,916               199,760
Excess of cost over net book value of
   subsidiaries, net                                                                 482,126               505,352
Other                                                                                111,675               109,477
                                                                                 -----------          ------------
                                                                                   1,089,767             1,129,977
                                                                                 -----------          ------------

      Total Assets                                                                $4,478,900           $ 4,240,241
                                                                                  ==========           ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                              $   174,538           $   197,523
   Accrued expenses                                                                   99,729               118,919
   Other          14,050                                                              14,100
            ------------                                                         -----------
      Total Current Liabilities                                                      288,317               330,542
                                                                                  ----------           -----------
 Shareholders' Equity: (Notes 3, 4, 5)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,509,152 shares in 1995 and
      1,503,152 shares in 1994
      issued and outstanding                                                          15,092                15,032
   Class B, 20,000 shares authorized;
   20,000 shares issued and outstanding                                                  200                   200
   Additional paid-in capital                                                      6,503,736             6,497,796
   Retained earnings (deficit)                                                    (2,069,075)           (2,298,329)
   Unrealized gains on marketable securities (Notes 1, 2)                             40,630                     --
   Notes receivable for common stock issued                                         (300,000)             (305,000)
                                                                                  ----------          ------------
         Total Shareholders' Equity                                                4,190,583             3,909,699
                                                                                  ----------           -----------

      Total Liabilities and Shareholders' Equity                                  $4,478,900           $ 4,240,241
                                                                                  ==========           ===========


See accompanying notes to consolidated financial statements.




                            BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                    Three Months Ended                       Six Months Ended
                                                                       June 30,                                     June 30,
                                                                   1995                1994               1995                1994
                                                                   ----                ----               ----                ----
Revenues:
  Management, distribution and shareholder
   administrative fees                                           $ 833,714           $ 947,371         $1,666,297        $2,027,640
  Brokerage fees and commissions                                   438,336             413,353            846,479           895,601
  Dividends, interest and other                                     51,570               8,126            103,419             2,107
                                                                ----------          ----------        -----------      ------------
                                                                 1,323,620           1,368,850          2,616,195         2,925,348
                                                                 ---------           ---------         ----------        ----------

Expenses:
  General and administrative (note 7)                            885,973             658,270          1,699,371           1,648,083
  Marketing                                                      163,232             579,313            357,610           1,126,217
  Clearing and brokerage charges                                 133,435             116,513            260,319             272,895
  Amortization and depreciation                                   24,500              24,084             48,999              46,768
                                                              ----------
                                                               1,207,140           1,378,180          2,366,299           3,093,963
                                                               ---------           ---------         ----------          ----------

Income (loss) before income taxes                                116,480             (9,330)            249,896           (168,615)
Income taxes (note 6)                                                990               3,616             20,642               7,939
                                                             -----------         -----------        -----------        ------------
Net income (loss)                                                115,490            (12,946)            229,254           (176,554)
                                                              ==========         ==========         ===========        ===========


Per share data:
  Primary and fully diluted
    Net income (loss)                                               $.07              $(.01)               $.14              $(.12)
                                                                    ====              =====                ====              =====

Average shares outstanding:
  Primary and fully diluted                                    1,587,263           1,523,152          1,581,208           1,523,152
                                                               =========           =========         ==========          ==========







See accompanying notes to the consolidated financial statements.

                            BULL & BEAR GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                 Notes            Unrealized
                                                                 Receivable        Retained
                                                                 Gains on           Total
                         Class A   Class B   Class A  Class B    Additional        for Common    Earnings   Marketable Shareholders
                         Common    Common    Common   Common   Paid-in-Capital    Stock Issued   (Deficit)  Securities    Equity
                         ------    ------    ------   ------   ---------------    ------------  ----------- ---------- ----------

Six Months
Ended June 30, 1994

Balance, Jan. 1, 1994    1,498,152  20,000   $14,982    $200     $6,491,596      $ (325,000)    $(2,381,789)    --      $3,799,989
 Proceeds from issuance
 of Class A Common Stock,    5,000       -        50        -          6,200             -              -       --           6,250
 par value $.01

Net loss                         -       -         -        -              -             -        (176,554)     --        (176,554)
                        ----------- -------   --------    -----  -------------   --------------  -----------   --------  ----------

Balance, June 30, 1994   1,503,152  20,000   $15,032     $200     $6,497,796     $ (325,000)    $(2,558,343)    --      $3,629,685
                         =========  ======   =======     ====     ==========      ==========     ===========  --------   ==========

Six Months Ended
June 30, 1995

Balance, Jan. 1, 1995    1,503,152  20,000   $15,032     $200     $6,497,796      $ (305,000)   $(2,298,329) $   --     $3,909,699
 Proceeds from issuance
 of Class A Common Stock,    6,000      --        60       --          5,940               --             --     --          6,000
 par value $.01

Collection of note              --      --        --       --             --            5,000             --     --          5,000
receivable

Net income                      --      --        --       --             --               --        229,254     --        229,254

Unrealized gains on
  marketable securities         --      --        --       --             --               --             --   40,630       40,630
                         ---------- -------   -------    -----   ------------      -----------    ----------   --------  ----------

Balance, June 30, 1995   1,509,152  20,000   $15,092     $200     $6,503,736       $(300,000)    $(2,069,075)  $40,630  $4,190,583
                         =========  ======   =======     ====     ==========       ==========    ============  =======  ==========

  See accompanying notes to the consolidated financial statements.




                            BULL & BEAR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                   Six Months Ended June, 30,
                                                                                                             1995 1994
Cash Flows from Operating Activities:
  Net income (loss) ..................................................................          $   229,254            $  (176,554)
                                                                                                -----------            -----------
  Adjustments to reconcile net income to net cash provided by
    Operating Activities:
    Depreciation and amortization ....................................................               48,999                 46,768
    Increase in cash value of life insurance .........................................              (15,000)                  --
    Other ............................................................................              (23,360)                36,755
  (Increase) decrease in:
      Management, distribution and shareholder
         administrative fees receivable ..............................................                2,527                 41,919
      Interest, dividends and other receivables ......................................              (58,657)               131,242
      Prepaid expenses and other assets ..............................................               17,657                 41,823
      Other ..........................................................................               12,802                  2,315
    Increase (decrease) in:
      Accounts payable ...............................................................              (22,985)              (106,407)
      Accrued expenses ...............................................................              (19,190)               (75,155)
      Other ..........................................................................                  (50)                    (2)
      Minority Interest ..............................................................                 --                     (804)
                                                                                                -----------            -----------
  Total adjustments ..................................................................              (57,257)               118,454
                                                                                                -----------            -----------
    Net cash provided by Operating Activities ........................................              171,997                (58,100)
                                                                                                -----------            -----------

Cash Flows from Investing Activities:
  Proceeds from sales of investments .................................................               17,392              1,452,800
  Purchases of investments ...........................................................           (1,206,845)            (1,054,840)
  Capital expenditures ...............................................................               (6,590)              (241,694)
                                                                                                -----------            -----------
    Net cash provided by (used in) Investing Activities ..............................           (1,196,043)               156,266
                                                                                                -----------            -----------
Cash Flows from Financing Activities:
  (Issuance) collection of note receivable ...........................................                5,000                (80,000)
  Proceeds from issuance of Class A Common Stock .....................................                6,000                  6,250
                                                                                                -----------            -----------
    Net cash provided by (used in) Financing Activities ..............................               11,000                (73,750)
                                                                                                -----------            -----------

  Net increase (decrease) in cash and cash equivalents ...............................           (1,013,046)                24,416

Cash and cash equivalents:
  At beginning of period .............................................................            2,316,040              1,522,059
                                                                                                -----------            -----------
  At end of period ...................................................................          $ 1,302,994            $ 1,546,475
                                                                                                ===========            ===========





Supplemental disclosure: The Company did not pay any interest or Federal income taxes during the six months ended June 30, 1995 or 1994.






See accompanying notes to the consolidated financial statements.

                            BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
            Bull & Bear Group, Inc. ("Company"), through its subsidiaries, primarily provides investment management, distribution and shareholder administrative services for mutual funds and discount brokerage services for individual and institutional investors.

         BASIS OF PRESENTATION
            The consolidated financial statements include the accounts of Bull & Bear Group, Inc. and all of its majority-owned subsidiaries. Substantially all intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS
            Investments in money market funds are considered to be cash equivalents. At June 30, 1995 and December 31, 1994, the Company and subsidiaries had invested approximately $1,047,300 and $1,672,400, respectively, in an affiliated money market fund.

         MARKETABLE SECURITIES
            Marketable securities held by the Company's broker/dealer subsidiaries are valued at market with the unrealized gain or loss included in earnings. For the non-broker/dealer subsidiary companies, marketable securities are considered to be "available-for-sale" and are recorded at market value with the unrealized gain or loss included in stockholders' equity.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
            In the normal course of business, the Company's activities involve the execution and settlement of customer transactions. These activities may expose the Company to risk of loss in the event the customer is unable to fulfill its contracted obligations, in which case the Company may have to purchase or sell financial instruments at prevailing market prices. Any loss from such transactions is not expected to have a material effect on the Company's financial statements.

         BROKERAGE INCOME AND EXPENSES
            Brokerage commission and fee income and clearing and brokerage expenses are recorded on a settlement date basis. The difference between recording such income and expenses on a settlement date basis as opposed to trade date, as required by generally accepted accounting principles, is not material to the consolidated financial statements.

         INCOME TAXES
            The Company and its wholly-owned subsidiaries file consolidated income tax returns. Deferred income taxes are provided for timing differences between financial and tax reporting.

       RECLASSIFICATIONS

            Certain reclassifications of the 1994 financial statements have been made to conform to the 1995 presentation.

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At June 30, 1995 and December 31, 1994, accumulated depreciation amounted to $118,782 and $114,444, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 5 to 10 years. At June 30, 1995 and December 31, 1994, accumulated depreciation amounted to $650,163 and $628,728, respectively.

                            BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over five and forty years using the straight-line method. At June 30, 1995 and December 31, 1994, accumulated amortization amounted to $534,496 and $476,431, respectively.

         MARKETING COSTS
            Costs in connection with the sale of the Funds' shares are charged to operations as incurred.

         EARNINGS PER SHARE
            Primary and fully diluted earnings per share for the three and six months ended June 30, 1995 is determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.


2.    MARKETABLE SECURITIES

      At June 30, 1995, marketable securities consisted of:
                                                                                      Cost            Market Value
      Broker/dealer subsidiaries - at market
         Affiliated mutual funds                                                  $    53,335          $    51,664
         U.S. Treasury Note due  7/31/97                                              200,031              198,626
                                                                                  -----------          -----------
                                                                                      253,366              250,290
                                                                                  -----------          -----------
      Other companies
         Available-for-sale securities - at market
            Equity securities                                                         128,095              145,389
            Unaffiliated mutual funds                                                  22,384               22,232
            U.S. Treasury Notes due 5/15/97-6/30/99                                   995,577            1,019,065
                                                                                  -----------          -----------
                                                                                    1,146,056            1,186,686
                                                                                  -----------          -----------
                                                                                   $1,399,422           $1,436,976
                                                                                   ==========           ==========
      Unrealized gains on available-for-sale securities of $40,630 is included in the stockholders' equity on the balance sheet

      At December 31, 1994, marketable securities consisted of:

    Broker/dealer subsidiaries - at market
         Equity securities                                                        $    63,276           $  110,558
         Affiliated mutual funds                                                       59,527               53,941

         Other companies
         Available-for-sale securities - at market
            Unaffiliated mutual funds                                                  19,035               19,035
                                                                                 ------------         ------------
                                                                                  $   141,838          $   183,534
                                                                                  ===========                      ===========


                            BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)



3.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of June 30, 1995 and December 31, 1994, none of the Preferred Stock was issued.


4.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer subsidiary must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to
      1. At June 30, 1995, these subsidiaries had net capital of approximately $506,776 and $243,110; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $256,776 and $218,110; and the ratios of aggregate indebtedness to net capital were approximately .44 to 1 and .98 to 1, respectively.


5.    STOCK OPTIONS

      The Company has an Incentive Stock Option Plan ("Stock Option Plan"), which provides for the granting of options to officers, directors and key employees for the purchase of shares of Class A Common Stock of the Company. The plan provides for the issuance of options with respect to 500,000 shares and the option price may not be less than the greater of 100% of the fair market value or the par value of such shares on the day of the grant. Options granted under the Stock Option Plan must be exercised during a period not more than ten years from the date of grant and in installments at such time and in such amounts as the Board of Directors may determine. If the recipient of any options owns 10% or more of the total combined voting power of all classes of stock, the option price must be 110% of the fair market value and must be exercised within five years of the date of grant. Stock option activity from January 1, 1994 to June 30, 1995 is summarized as follows:

                                                        Number      Option Price
                                                      of Shares  Per Share Range
OUTSTANDING OPTIONS AT DECEMBER 31, 1993 ..........    165,000     $1.00 - $2.25
   Granted ........................................     23,000       $  1.50
   Exercised ......................................     (5,000)      $  1.25
   Cancelled ......................................    (37,000)    $1.00 - $2.25
                                                        ------

OUTSTANDING OPTIONS AT DECEMBER 31, 1994 ..........    146,000    $1.00 - $1.875
   Granted ........................................     22,000       $  2.00
   Cancelled ......................................     (5,000)      $  1.875
                                                        ------

OUTSTANDING OPTIONS AT JUNE 30, 1995 ..............    163,000     $1.00 - $2.00
                                                        ======

     At June 30, 1995, options to purchase 118,000 shares were exercisable. In addition, there were 20,000 non-qualified stock options outstanding as of June 30, 1995.

     In connection with the exercise of options and related tax expense, the Company received from certain officers and directors notes with an interest rate of 4.86% per annum payable the earlier of November 1, 1998 or within 60 days after termination of employment. The balance of the notes was $380,000 and $385,000, of which $300,000 was classified as notes receivable for common stock issued and $80,000 included in other assets at June 30, 1995, and $305,000 was classified as notes receivable for common stock issued and $80,000 included in other assets at December 31, 1994. Accrued interest due on the notes was $9,880 and $17,049 at June 30, 1995 and December 31, 1994, respectively.

                            BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)




6.    INCOME TAXES


      The provision for income taxes charged to operations for the six months ended June 30, 1995 and 1994 was as follows:


                                       1995                     1994
                                       ----                     ----
      Current
         State and local             $20,642                   $7,939
         Federal                          --                       --
                                    --------                  -------

                                     $20,642                   $7,939
                                     =======                   ======

      Deferred tax assets (liabilities) are comprised of the following at June 30, 1995 and December 31, 1994:

                                                    1995              1994
                                                    ----              ----

     Unrealized loss (gain) on investments       $ (8,000)        $ (14,200)
     Net operating loss carryforwards             479,100           551,900
                                                 ---------         ---------
        Total deferred tax assets                 471,100           537,700
     Deferred tax asset valuation allowance      (471,100)          537,700
                                                 ---------        ---------
        Net deferred tax assets                  $      -         $       -
                                                 ===========     ===========




      The change in the valuation allowance for the six months ended June 30, 1995 was the result of the utilization of net operating loss carryforwards and the increase in the unrealized gain on investments.

      The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory Federal tax rates to pre-tax income as a result of utilization of net operating loss carryforwards.

      At December 31, 1994, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,623,200, of which $11,500, $1,384,900, $180,100 and $46,700 expire in 2002, 2004, 2005 and 2006, respectively. In addition, the Company has a capital loss carryforward for Federal income tax purposes of approximately $32,100, which expires in 1995.


7.    RELATED PARTIES

All management and distribution fees are from providing services to the Funds, pursuant to written agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administrative fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $229,700 and $250,445 for the six months ended June 30, 1995, and 1994, respectively.

                            BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


In connection with management services, the Company's investment manager, Bull & Bear Advisers, Inc., waived or reimbursed management fees to the Funds in the amount of $150,092 and $122,722 for the six months ended June 30, 1995 and 1994, respectively, and are included in general and administrative expenses in the Statement of Income (Loss).

Certain officers of the Company also serve as officers and/or directors of the Funds.

Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of June 30, 1995, the policy had a cash surrender value of approximately $31,675 and is included in other assets in the balance sheet.

The Company's discount brokerage subsidiary received brokerage commissions of approximately $105,242 and $26,400 from the Funds for the six months ended June 30, 1995 and 1994, respectively.

8.    COMMITMENTS AND CONTINGENCIES
The Company has a lease for approximately 9,300 square feet of office space. The rent is approximately $116,250 per annum plus $23,250 per annum for electricity. The lease expires December 31, 1996 and is cancelable at the option of the Company on three months' notice. In addition, the Company's discount brokerage subsidiary has a branch office in Boca Raton, Florida consisting of approximately 1,000 square feet. The rent is approximately $20,800 per annum and is cancelable at the option of the Company on six months' notice.

In connection with its lawsuit successfully collecting principal and interest on a promissory note issued to the Company to purchase shares of the Company's stock in 1985, the Company commenced an action against the maker of the note to recover legal and other expenses, which is pending and the ultimate outcome is uncertain at this time. In 1991, the maker of the note commenced an action against the Company and one of its officers seeking $1,000,000 in damages. With settlement discussions pending, the parties have entered into standstill agreements with respect to currently outstanding claims.

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. The Company, its present directors, and certain former and present officers are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. as plaintiffs claiming to collectively own or control 357,500 shares, or approximately 23%, of the Class A non-voting common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. The complaint alleges that defendants breached their fiduciary duties to the Company regarding the adoption and implementation of the Company's 1990 incentive stock option plan ("ISOP") and the Company's 1986 purchase of an office building. Plaintiffs also allege that all the individual defendants have received excessive compensation and other unspecified benefits. The complaint seeks rescission of the 1990 ISOP and an accounting, the imposition of a constructive trust and restitution regarding all allegedly improper benefits. The Company believes that the lawsuit is without merit and intends to defend it vigorously. As of June 30, 1995, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the Consolidated Financial Statements.

In July 1994, the Company entered into a Death Benefit Agreement ("Agreement") with the Company's Chairman. The Agreement provides for annual payments to his wife following his death amounting to 80% of his average annual salary for the three year period prior to his death subject to certain adjustments. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 compared to Three Months Ended June 30, 1994

      Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the fixed income Funds, which generally have lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 8 of the financial statements. In addition, volatile stock markets could have a significant effect on the brokerage commissions earned by BBSI by affecting the number of transactions processed.

      Total revenues decreased $45,230 or 3% which was primarily due to a decrease in management, distribution and shareholder administrative fees of $113,657 because of a lower level of net assets under management. Brokerage fees and commissions increased $24,983 or 6% because of an increased level of customer transactions processed. Net assets under management were approximately $278.3 million at March 31, 1994, $251.6 million at June 30, 1994, $235.1 million at March 31, 1995 and $237.5 million at June 30, 1995. Dividends, interest and other income increased $43,444 due to higher earnings on the Company's short term investments.

      Total expenses decreased $171,040 or 12% primarily as a result of a decrease in marketing expenses of $416,081. General and administrative expenses increased $227,703 or 35% because of an increase in the Funds' expense guaranty due to lower levels of net assets under management, higher equipment costs, and staffing realignment. Clearing and brokerage charges increased $16,922 or 15% because of an increased level of customer transactions processed. Net income for the period was $115,490 or $.07 per share as compared to net loss of $12,946 or $.01 per share for 1994.

Six Months Ended June 30, 1995 compared to Six Months Ended June 30, 1994

      Total revenues decreased $309,153 or 11% which was primarily due to a decrease in management, distribution and shareholder administrative fees of $361,343 or 18% because of a lower level of net assets under management. Brokerage fees and commissions decreased $49,122 or 5% because of a decreased level of customer transactions processed. Net assets under management were approximately $317.3 million at December 31, 1993, $278.3 million at March 31, 1994, $251.6 million at June 30, 1994, $236.1 million at December 31, 1994,
$235.1 million at March 31, 1995 and $237.5 million at June 30, 1995. Dividends, interest and other income increased $101,312 due to higher earnings on the Company's short term investments.

      Total expenses decreased $727,664 or 24% primarily as a result of a decrease in marketing expenses of $768,607. General and administrative expenses increased $51,288 or 3%. Clearing and brokerage charges decreased $12,576 or 5% because of a decreased level of customer transactions processed. Net income for the period was $229,254 or $.14 per share as compared to net loss of $176,554 or $.12 per share for 1994.

Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                   June 30, 1995            December 31, 1994
                                   -------------            -----------------
      Working Capital                $3,100,816                    $2,779,722
      Total Assets                   $4,478,900                    $4,240,241
      Long Term Debt                         --                            --
      Shareholders' Equity           $4,190,583                    $3,909,699


      Working capital, total assets and shareholders' equity increased $321,094, $238,659 and $280,884, respectively for the six months ended June 30, 1995 primarily as a result of the net income for the period.

      As discussed previously, significant changes in the securities markets can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.

Effects of Inflation and Changing Prices

      Since the Company derives most of its revenues from acting as the manager and distributor of mutual funds, discount brokerage services and from general investments, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenue from continuing operations.

PART II. OTHER INFORMATION

ITEMS 5. OTHER INFORMATION

      A Company investment management subsidiary (the "Investment Manager") has entered into an Asset Purchase Agreement with Excel Advisors, Inc. ("Excel Advisors"), providing for the Investment Manager's purchase of the assets that relate to the management of Excel Midas Gold Shares, Inc. ("Midas Gold") for $182,500. The transfer of these assets will result in the assignment and automatic termination of the current investment management agreement between the Excel Advisors and Midas Gold (the "Current Agreement"). Accordingly, as a result of the anticipated termination of the Current Agreement, shareholders of Midas Gold are being asked to consider a new investment management agreement ("New Agreement") between Midas Gold and the Investment Manager that would become effective upon the termination of the Current Investment Management Agreement. In connection such matters, shareholders are also being asked to consider a subadvisory agreement, described below, and a reorganization of Midas Gold, resulting in its reincorporation as a Maryland company to be named "Midas Fund, Inc." and authorizing the approval of agreements for Midas Fund, Inc. identical to the New Agreement and the subadvisory agreement, as well as a plan of distribution with a Company broker/dealer subsidiary, and to elect a new board of directors comprised similarly to the boards of directors of the Bull & Bear Funds.

      With respect to Midas Gold and Bull & Bear Gold Investors Ltd. (the "Funds"), the Company investment management subsidiaries (the "Investment Managers") have entered into subadvisory agreements with Lion Resource Management Limited (the "Subadviser") regarding Fund portfolio investments. Pursuant to the agreements, the Subadviser advises and consults with the Investment Managers regarding the selection, clearing and safekeeping of the Funds' portfolio investments and assists in pricing and generally monitoring such investments. The Subadviser also provides the Investment Managers with advice as to allocating the Funds' portfolio assets among various countries, including the United States, and among equities, bullion, and other types of investments, including recommendations of specific investments. The Investment Managers, not the Funds, pay the Subadviser monthly up to fifty percent of the Investment Manager's net investment management fee for each fund, as defined, based upon the respective Fund's performance and total net assets. Each agreement is subject to approval by that Fund's shareholders at a meeting scheduled for each Fund on August 25, 1995.

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

                                             BULL & BEAR GROUP, INC.



Dated: August 14, 1995                       By: /s/William K. Dean
                                             William K. Dean
                                             Treasurer, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: August 14, 1995                                  /s/Bassett S. Winmill
                                                        Bassett S. Winmill
                                                        Chairman of the Board,
                                                        Director



Dated: August 14, 1995                                  /s/Robert D. Anderson
                                                        Robert D. Anderson
                                                        Vice Chairman, Director



Dated: August 14, 1995                                  /s/Mark C. Winmill
                                                        Mark C. Winmill
                                                        Co-President,
                                                        Chief Financial Officer,
                                                        Director


Dated: August 14, 1995                                  /s/Thomas B. Winmill
                                                        Thomas B. Winmill, Esq.
                                                        Co-President,
                                                        General Counsel,
                                                        Director


Dated: August 14, 1995                                  /s/Charles A. Carroll
                                                        Charles A. Carroll,
                                                        Director



Dated: August 14, 1995                                  /s/Edward G. Webb
                                                        Edward G. Webb, Jr.,
                                                        Director