Form 10-Q
period 1995-09-30
BULL & BEAR GROUP INC
filed 1995-11-14
CIK 52234

As filed with the Securities and Exchange Commission on November 14, 1995

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
   [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1995

                                       or

   [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________

For Quarter Ended September 30, 1995              Commission File Number  0-9667

                             BULL & BEAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-1897916
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

11 Hanover Square, New York, New York                                    10005
(Address of principal executive offices)                              (Zip Code)

                                  212-785-0900
                (Company's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1995, were as follows:

     Class A Common  Stock  non-voting,  par value  $.01 per  share -  1,229,152 shares

     Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                      INDEX

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Consolidated Balance Sheets
            - (Unaudited) September 30, 1995 and December 31, 1994                                       3

    Consolidated Statements of Income (Loss)
            - (Unaudited) Three and Nine Months Ended September 30, 1995 and September 30, 1994          4

    Consolidated Statements of Changes in Shareholders' Equity
            - (Unaudited) Nine Months Ended September 30, 1995 and September 30, 1994                    5

    Consolidated Statements of Cash Flows
            - (Unaudited) Nine Months Ended September 30, 1995 and September 30, 1994                    6

    Notes to Consolidated Financial Statements (Unaudited)                                               7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                  13

PART II. OTHER INFORMATION

    Item 5.  Other Information                                                                          14

    Item 6.  Exhibts and Reports on Form 8-K                                                            14

    Management's Representation and Signatures                                                          15

                                                         2


                                              BULL & BEAR GROUP, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                               September 30,         December 31,
                                                                                   1995                  1994
                                                                               -------------         ------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                       $1,392,776            $2,316,040
  Marketable securities (Note 2)                                                   1,209,374               183,534
  Management, distribution and shareholder
   administrative fees receivable                                                    145,889               160,567
  Interest, dividends and other receivables                                          256,098               215,854
  Prepaid expenses and other assets                                                  321,564               234,269
                                                                                  ----------            ----------
      Total Current Assets                                                         3,325,701             3,110,264
                                                                                  ----------            ----------
Real estate held for investment, net                                                 308,880               315,388
Furniture and fixtures, net                                                          216,061               199,760
Excess of cost over net book value of
   subsidiaries, net                                                                 670,513               505,352
Other                                                                                119,175               109,477
                                                                                  ----------            ----------
                                                                                   1,314,629             1,129,977
                                                                                  ----------            ----------

      Total Assets                                                                $4,640,330            $4,240,241
                                                                                  ==========            ==========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                               $  165,668           $   197,523
   Accrued expenses                                                                  202,172               118,919
   Other                                                                              13,580                14,100
                                                                                  ----------           -----------
      Total Current Liabilities                                                      381,420               330,542
                                                                                  ----------           -----------
Shareholders' Equity: (Notes 3, 4, 5)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,229,152 shares in 1995 and 1,503,152 shares
      in 1994 issued and outstanding                                                  12,292                15,032
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                               200                   200
   Additional paid-in capital                                                      6,206,536             6,497,796
   Retained earnings (deficit)                                                    (2,018,181)           (2,298,329)
   Unrealized gains on marketable securities (Notes 1, 2)                             58,063                  --
   Notes receivable for common stock issued                                             --                (305,000)
                                                                                  ----------            ----------
         Total Shareholders' Equity                                                4,258,910             3,909,699
                                                                                  ----------            ----------

      Total Liabilities and Shareholders' Equity                                  $4,640,330            $4,240,241
                                                                                  ==========            ==========


See accompanying notes to consolidated financial statements.

                                                  BULL & BEAR GROUP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                        (Unaudited)
                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                        ---------------------------        ---------------------------
                                                            1995              1994             1995            1994
                                                        ----------       ----------        -----------     -----------
Revenues:
   Management, distribution and shareholder
      administrative fees                               $  850,023       $  910,987         $2,516,320      $2,938,627
   Brokerage fees and commissions                          496,937          485,159          1,352,615       1,393,385
   Dividends, interest and other                            16,003           30,675            110,223          20,158
                                                        ----------       ----------         ----------      ----------
                                                         1,362,963        1,426,821          3,979,158       4,352,170
                                                        ----------       ----------         ----------      ----------
Expenses:
   General and administrative (note 7)                     982,146          856,767          2,681,517       2,504,849
   Marketing                                               143,589          293,772            501,199       1,419,990
   Clearing and brokerage charges                          158,244          136,185            418,563         409,080
   Amortization and depreciation                            20,644           24,084             69,643          70,852
                                                        ----------       ----------         ----------      ----------
                                                         1,304,623        1,310,808          3,670,922       4,404,771
                                                        ----------       ----------         ----------      ----------

Income (loss) before income taxes                           58,340          116,013            308,236         (52,601)
Income taxes (note 6)                                        7,446           22,371             28,088          30,310
                                                        ----------       ----------         ----------      ----------
Net income (loss)                                       $   50,894        $  93,642          $ 280,148      $  (82,911)
                                                        ==========        =========          =========      ==========

Per share data:
   Primary and fully diluted
      Net income (loss)                                       $.03             $.06               $.18           $(.05)
                                                              ====             ====               ====           =====

Average shares outstanding:
  Primary                                                1,572,375        1,597,832          1,577,525       1,523,152
                                                         =========        =========          =========       =========
  Fully diluted                                          1,577,862        1,597,832          1,577,862       1,523,152
                                                         =========        =========          =========       =========


See accompanying notes to the consolidated financial statements.


                                                            BULL & BEAR GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 Nine Months Ended September 30, 1995 and 1994
                                                                  (Unaudited)

                                                                               Notes                       Unrealized
                                                                Additional   Receivable       Retained      Gains On      Total
                           Class A    Class B   Class A Class B  Paid-in-    for Common       Earnings     Marketable  Shareholders'
                            Common    Common    Common  Common    Capital    Stock Issued     (Deficit)    Securities     Equity
                            ------    ------    ------  ------  ----------   ------------     ---------    ----------     -------

Nine Months Ended
 September 30, 1994

 Balance,
  January 1, 1994          1,498,152   20,000   $14,982   $200   $6,491,596   $ (325,000)     $(2,381,789)   $  --       $3,799,989

 Proceeds from
  issuance of
  Class A Common
  Stock, par
  value $.01                   5,000      --         50     --        6,200       --               --           --            6,250

 Net loss                       --        --       --       --        --          --              (82,911)      --          (82,911)
                           ---------   ------   -------   ----   ----------   ----------      -----------    --------    ----------
 Balance,
  September 30, 1994       1,503,152   20,000   $15,032   $200   $6,497,796   $ (325,000)     $(2,464,700)   $  --       $3,723,328
                           =========   ======   =======   ====   ==========   ==========      ===========    =========   ==========

Nine Months Ended
 September 30, 1995

 Balance,
  January 1, 1995          1,503,152   20,000   $15,032   $200   $6,497,796   $ (305,000)     $(2,298,329)   $  --       $3,909,699

 Voiding of exercise
  of 1993 stock
  options and
  cancellation of
  related notes
  receivable                (280,000)    --      (2,800)   --      (297,200)     300,000           --           --            --
 Proceeds from
  issuance of Class
  A Common Stock,
  par value $.01               6,000     --          60    --         5,940         --             --           --            6,000

 Collection note
  receivable                    --       --         --     --           --         5,000           --           --            5,000

 Net income                     --       --         --     --           --          --            280,148       --          280,148

 Unrealized gains
  on marketable
  securities                    --       --         --     --           --          --             --          58,063        58,063
                           ---------   ------   -------   ----   ----------   ----------      -----------    --------    ----------
 Balance,
  September 30, 1995       1,229,152   20,000   $12,292   $200   $6,206,536   $     --        $(2,018,181)   $ 58,063    $4,258,910
                           =========   ======   =======   ====   ==========   ==========      ===========    ========    ==========

                                       See accompanying notes to the consolidated financial statements.


                                              BULL & BEAR GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                               Nine Months Ended September 30,
                                                                             -----------------------------------
                                                                                 1995                    1994
                                                                             -----------            ------------
Cash Flows from Operating Activities:
   Net income (loss)                                                         $   280,148            $    (82,911)
                                                                             -----------            ------------
   Adjustments to reconcile net income to net cash
     provided by (used in) Operating Activities:
     Depreciation and amortization                                                69,643                  70,852
     Increase in cash value of life insurance                                    (22,500)                   --
     Other                                                                       (29,183)                 22,432
   (Increase) decrease in:
     Management, distribution and shareholder administrative fees receivable      14,678                  33,767
     Interest, dividends and other receivables                                   (40,244)                (19,006)
     Prepaid expenses and other assets                                           (87,295)                 18,865
     Other                                                                        12,802                   3,492
   Increase (decrease) in:
     Accounts payable                                                            (31,855)               (121,861)
     Accrued expenses                                                             83,253                  29,884
     Other                                                                          (520)                   (802)
     Minority Interest                                                              --                    (9,195)
                                                                             -----------            ------------
Total adjustments                                                                (31,221)                 28,428
                                                                             -----------            ------------
   Net cash provided by (used in) Operating Activities                           248,927                 (54,483)
                                                                             -----------            ------------

Cash Flows from Investing Activities:
   Proceeds from sales of investments                                            275,331               1,454,000
   Purchases of investments                                                   (1,213,924)             (1,162,478)
   Capital expenditures                                                          (52,098)               (256,231)
   Purchase of assets of acquired business                                      (192,500)                  --
                                                                             -----------            ------------
     Net cash provided by (used in) Investing Activities                      (1,183,191)                 35,291
                                                                             -----------            ------------

Cash Flows from Financing Activities:

   (Issuance) collection of note receivable                                        5,000                 (80,000)
   Proceeds from issuance of Class A Common Stock                                  6,000                   6,250
                                                                             -----------            ------------
     Net cash provided by (used in) Financing Activities                          11,000                 (73,750)
                                                                             -----------            ------------

   Net increase (decrease) in cash and cash equivalents                         (923,264)                (92,942)

Cash and cash equivalents:
   At beginning of period                                                      2,316,040               1,522,059
                                                                             -----------             -----------
   At end of period                                                           $1,392,776             $ 1,429,117
                                                                              ==========             ===========


Supplemental disclosure:  The Company did not pay any interest or Federal income taxes during the nine months ended September 30, 1995 or 1994.


See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995 and 1994
                                   (Unaudited)

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

         CASH AND CASH EQUIVALENTS

            Investments in money market funds are considered to be cash equivalents. At September 30, 1995 and December 31, 1994, the Company and subsidiaries had invested approximately $1,138,600 and $1,672,400, respectively, in an affiliated money market fund.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995 and 1994
                                   (Unaudited)

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT

            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At September 30, 1995 and December 31, 1994, accumulated depreciation amounted to $120,951 and $114,444, respectively.
            Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 5 to 10 years. At September 30, 1995 and December 31, 1994, accumulated depreciation amounted to $664,525 and $628,728, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over five and forty years using the straight-line method. At September 30, 1995 and December 31, 1994, accumulated amortization amounted to $538,609 and $476,431, respectively.

         MARKETING COSTS

            Costs in connection with the sale of the Funds' shares are charged to operations as incurred.

         EARNINGS PER SHARE

            Primary and fully diluted earnings per share for the three and nine months ended September 30, 1995 is determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.

2.    MARKETABLE SECURITIES

      At September 30, 1995, marketable securities consisted of:

                                                                        Market
                                                           Cost         Value
                                                        ----------    ----------
      Broker/dealer subsidiaries - at market
         Affiliated mutual funds                        $   53,523    $   55,615
         U.S. Treasury Note due  7/31/97                   200,031       198,750
                                                        ----------    ----------
                                                           253,554       254,365
                                                        ----------    ----------
      Other companies
         Available-for-sale securities - at market
            Equity securities                              127,728       167,740
            Unaffiliated mutual funds                       22,384        22,269

            U.S. Treasury Notes due 5/15/97-6/30/99        746,834       765,000
                                                        ----------    ----------
                                                           896,946       955,009
                                                        ----------    ----------
                                                        $1,150,500    $1,209,374
                                                        ==========    ==========

      Unrealized gains on available-for-sale securities of $58,063 is included in the stockholders' equity on the balance sheet

      At December 31, 1994, marketable securities consisted of:

      Broker/dealer subsidiaries - at market
         Equity securities                             $    63,276    $  110,558
         Affiliated mutual funds                            59,527        53,941

      Other companies
         Available-for-sale securities - at market
               Unaffiliated mutual funds                    19,035        19,035
                                                       -----------   -----------
                                                       $   141,838   $   183,534
                                                       ===========   ===========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995 and 1994
                                   (Unaudited)

3.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of September 30, 1995 and December 31, 1994, none of the Preferred Stock was issued.

4.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer subsidiary must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to
      1.  At  September  30,  1995,  these   subsidiaries  had  net  capital  of
      approximately $513,418 and $230,954; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $263,418 and $205,954; and the ratios of aggregate indebtedness to net capital were approximately .45 to 1 and 1.06 to 1, respectively.

5.    STOCK OPTIONS

      The Company has an Incentive Stock Option Plan ("Stock Option Plan"), which provides for the granting of options to officers, directors and key employees for the purchase of shares of Class A Common Stock of the Company. The plan provides for the issuance of options with respect to 500,000 shares and the option price may not be less than the greater of 100% of the fair market value or the par value of such shares on the day of the grant. Options granted under the Stock Option Plan must be exercised during a period not more than ten years from the date of grant and in installments at such time and in such amounts as the Board of Directors may determine. If the recipient of any options owns 10% or more of the total combined voting power of all classes of stock, the option price must be 110% of the fair market value and must be exercised within five years of the date of grant. Stock option activity from January 1, 1994 to September 30, 1995 is summarized as follows:

                                                   Number       Option Price
                                                 of Shares     Per Share Range
                                                 ---------     ---------------
Outstanding options at December 31, 1993           165,000     $1.00 - $2.25
   Granted                                          23,000         $1.50
   Exercised                                        (5,000)        $1.25
   Cancelled                                       (37,000)    $1.00 - $2.25
                                                   -------
Outstanding options at December 31, 1994           146,000     $1.00 - $1.875
   Voided exercise of previously issued stock      280,000     $1.00 - $1.10
     options (see below)
   Granted                                          29,000    $1.625 - $2.00
   Cancelled                                       (30,000)    $1.00 - $1.875
                                                   -------
Outstanding options at September 30, 1995          425,000     $1.00 - $2.00
                                                  ========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995 and 1994
                                   (Unaudited)

      At  September  30,  1995,   options  to  purchase   378,000   shares  were
      exercisable. In addition, there were 20,000 non-qualified stock options outstanding, of which none were exercisable as of September 30, 1995.

      In connection with the exercise of options and related tax expense, the Company received from certain officers and directors notes with an interest rate of 4.86% per annum payable the earlier of November 1, 1998 or within 60 days after termination of employment. The balance of the notes was $385,000 of which $305,000 was classified as notes receivable for common stock issued and $80,000 included in other assets at December 31, 1994. Accrued interest due on the notes was $17,049 at December 31, 1994.

      In connection with the action by Maxus plaintiffs described in Note 8, the Company's Board of Directors determined, at a meeting of the board held on November 6, 1995, that the 1993 exercise of the 280,000 incentive stock options by certain officers should be voided and the promissory notes given in consideration ("1993 Notes") and Class A shares issued therefor ("1993 Shares") canceled. The cancellation of the 1993 Notes, with interest, and the 1993 Shares, is reflected at September 30, 1995, and reduced earnings by $27,945, or $.02 per share, for the three months and the nine months ended September 30, 1995.

6.    INCOME TAXES

      The provision for income taxes charged to operations for the nine months ended September 30, 1995 and 1994 was as follows:

                                        1995                    1994
                                        ----                    ----
      Current
         State and local               $28,088                 $30,310
         Federal                          --                      --
                                       -------                 -------
                                       $28,088                 $30,310
                                       =======                 =======

      Deferred tax assets (liabilities) are comprised of the following at September 30, 1995 and December 31, 1994:

                                                 1995                 1994
                                                 ----                 ----
     Unrealized loss (gain) on investments    $ (20,000)           $  19,500
     Net operating loss carryforwards           456,600              617,300
                                              ---------            ---------
        Total deferred tax assets               436,600              636,800
     Deferred tax asset valuation allowance    (436,600)            (636,800)
                                              ---------            ---------
        Net deferred tax assets               $    --              $    --
                                              =========            =========



      The change in the valuation allowance for the nine months ended September 30, 1995 was the result of the utilization of net operating loss carryforwards and the increase in the unrealized gain on investments.

      The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory Federal tax rates to pre-tax income as a result of utilization of net operating loss carryforwards.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995 and 1994
                                   (Unaudited)

      At December 31, 1994, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,623,200, of which $11,500, $1,384,900, $180,100 and $46,700 expire in 2002, 2004, 2005 and 2006, respectively. In addition, the Company has a capital loss carryforward for Federal income tax purposes of approximately $32,100, which expires in 1995.

7.    RELATED PARTIES

      All management and distribution fees are from providing services to the Funds, pursuant to written agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administrative fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $312,259 and $368,190 for the nine months ended September 30, 1995, and 1994, respectively.

      In connection with management services, the Company's investment manager, Bull & Bear Advisers, Inc., waived or reimbursed management fees to the Funds in the amount of $222,604 and $191,932 for the nine months ended September 30, 1995 and 1994, respectively, and are included in general and administrative expenses in the Statement of Income (Loss).

      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of September 30, 1995, the policy had a cash surrender value of approximately $39,175 and is included in other assets in the balance sheet.

      The Company's discount brokerage subsidiary received brokerage commissions of approximately $130,923 and $89,355 from the Funds for the nine months ended September 30, 1995 and 1994, respectively.

8.    COMMITMENTS AND CONTINGENCIES

      The Company has a lease for approximately 9,300 square feet of office space. The rent is approximately $116,250 per annum plus $23,250 per annum (effective September 1, 1995 increased to $32,550 per annum) for electricity. The lease expires December 31, 1996 and is cancelable at the option of the Company on three months' notice. In addition, the Company's discount brokerage subsidiary has a branch office in Boca Raton, Florida consisting of approximately 1,000 square feet. The rent is approximately $20,800 per annum and is cancelable at the option of the Company on six months' notice.

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

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. The Company, its present directors, and certain former and present officers are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. as plaintiffs claiming to collectively

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995 and 1994
                                   (Unaudited)

      own or control 357,500 shares, or approximately 29%, of the Class A non-voting common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. The complaint alleges that defendants breached their fiduciary duties to the Company regarding the adoption and implementation of the Company's 1990 incentive stock option plan ("ISOP") and the Company's 1986 purchase of an office building. Plaintiffs also allege that all the individual defendants have received excessive compensation and other unspecified benefits. The complaint seeks rescission of the 1990 ISOP and an accounting, the imposition of a constructive trust and restitution regarding all allegedly improper benefits. The Company believes that the lawsuit is without merit and intends to defend it vigorously. As of September 30, 1995, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the Consolidated Financial Statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended  September 30, 1995  compared to Three Months Ended
  September 30, 1994

     Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the fixed income Funds, which generally have lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 7 of the financial statements. In addition, volatile stock markets could have a significant effect on the brokerage commissions earned by BBSI by affecting the number of transactions processed.

     Total revenues decreased $63,858 or 4% which was primarily due to a decrease in management, distribution and shareholder administrative fees of $60,964 because of a lower level of net assets under management. Brokerage fees and commissions increased $11,778 or 2% because of an increased level of customer transactions processed. Net assets under management were approximately $251.6 million at June 30, 1994, $255.6 million at September 30, 1994, $237.5 million at June 30, 1995 and $247.2 million at September 30, 1995. Dividends, interest and other income increased $14,672 due to lower earnings on the Company's short term investments.

     Total expenses decreased $6,185 primarily as a result of a decrease in marketing expenses of $150,183. General and administrative expenses increased $125,379 or 15% because of an increase in the Funds' expense guaranty due to lower levels of net assets under management, higher equipment costs, and professional services. Clearing and brokerage charges increased $22,059 or 16% because of an increased level of customer transactions processed. Net income for the period was $50,894 or $.03 per share as compared to net income of $93,642 or $.06 per share for 1994.

Nine Months Ended September 30, 1995 compared to Nine Months Ended
  September 30, 1994

     Total revenues decreased $373,012 or 9% which was primarily due to a decrease in management, distribution and shareholder administrative fees of $422,307 or 14% because of a lower level of net assets under management. Brokerage fees and commissions decreased $40,770 or 3% because of a decreased level of customer transactions processed. Net assets under management were approximately $251.6 million at June 30, 1994, $255.6 million at September 30, 1994, $236.1 million at December 31, 1994, $235.1 million at March 31, 1995,
$237.5 million at June 30, 1995 and $247.2 million at September 30, 1995. Dividends, interest and other income increased $90,065 due to higher earnings on the Company's short term investments.

     Total expenses decreased $733,849 or 17% primarily as a result of a decrease in marketing expenses of $918,791. General and administrative expenses increased $176,668 or 7%. Clearing and brokerage charges decreased $9,483 or 2% because of a decreased level of customer transactions processed. Net income for the period was $280,148 or $.18 per share as compared to net loss of $82,911 or $.05 per share for 1994.

Liquidity and Capital Resources

     The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                 September 30, 1995         December 31, 1994
                                 ------------------         -----------------
      Working Capital                 $2,944,281                $2,779,722
      Total Assets                    $4,640,330                $4,240,241
      Long Term Debt                      --                        --
      Shareholders' Equity            $4,258,910                $3,909,699


     Working capital, total assets and shareholders' equity increased $164,559, $400,089 and $349,211, respectively for the nine months ended September 30, 1995 primarily as a result of the net income for the period and the purchase of assets of acquired business.

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

Part II. Other Information

Item 5.  Other Information

     On November 6, 1995, certain officers exercised incentive stock options for an aggregate of 241,020 Class A shares in return for an aggregate of 149,155 previously owned Class A shares.

Item 6.     Exhibits and Reports on Form 8-K

     The Company filed Form 8-K on October 6, 1995 reporting under Item 2 that the Company investment management subsidiary has purchased the assets of Excel Midas Gold Shares, Inc. ("Midas Gold") and entered into subadvisory agreements with Lion Resource Management Limited with respect to Midas Gold and Bull & Bear Gold Investors Ltd. Each of the above items was approved by the respective Fund's shareholders on August 25, 1995.

     Although this Form 8-K reported Item 2, no financial statements were filed due to the immateriality of the transaction in that the Company paid $182,500 as the purchase price and $10,000 to Lion Resource Management Limited as a finder's fee.

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

                                  BULL & BEAR GROUP, INC.

Dated: November 14, 1995          By:   /s/ William K. Dean
                                        -------------------
                                        William K. Dean
                                        Treasurer, Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Dated: November 14, 1995                /s/ Bassett S. Winmill
                                        ----------------------
                                        Bassett S. Winmill
                                        Chairman of the Board, Director

Dated: November 14, 1995                /s/ Robert D. Anderson
                                        ----------------------
                                        Robert D. Anderson
                                        Vice Chairman, Director

Dated: November 14, 1995                /s/ Mark C. Winmill
                                        -------------------
                                        Mark C. Winmill
                                        Co-President,
                                        Chief Financial Officer, Director

Dated: November 14, 1995                /s/ Thomas B. Winmill
                                        ---------------------
                                        Thomas B. Winmill, Esq.
                                        Co-President,
                                        General Counsel, Director


Dated: November 14, 1995                /s/ Charles A. Carroll
                                        ----------------------
                                        Charles A. Carroll, Director

Dated: November 14, 1995                /s/ Edward G. Webb, Jr.
                                        -----------------------
                                        Edward G. Webb, Jr., Director