Form 10-K
period 1995-12-31
BULL & BEAR GROUP INC
filed 1996-04-01
CIK 52234

As filed with the Securities and Exchange Commission on MARCH 29, 1996


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


                                   (MARK ONE)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1995
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NUMBER 0-9667
                             BULL & BEAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                                13-1897916
(State of incorporation)                    (I.R.S. Employer Identification No.)

11 HANOVER SQUARE, NEW YORK, NEW YORK                                  10005
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:               (212) 785-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
        NONE                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      No voting stock was held by non-affiliates of the registrant as of March 15, 1996.

      The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1996:

Class A Non-Voting Common Stock, par value $.01 per share - 1,348,017 shares Class B Voting Common Stock, par value $.01 per share - 20,000 shares










                                TABLE OF CONTENTS




                                     PART I

ITEM                                                                      PAGE

   1.    Business ........................................................... 2

   2.    Properties ......................................................... 5

   3.    Legal Proceedings .................................................. 5

   4.    Submission of Matters to a Vote of Security Holder ................. 5


                                                      PART II

   5.    Market for Company's Common Equity and Related Stockholder Matters . 6

   6.    Selected Financial Data .............................................6

   7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................... 9

   8.    Financial Statements and Supplementary Data .........................11

   9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..............................25


                                                     PART III

  10.    Directors and Executive Officers ................................... 26

  11.    Executive Compensation  .............................................28

  12.    Security Ownership of Certain Beneficial Owners and Management ......30

  13.    Certain Relationships and Related Transactions .....................31


                                                      PART IV

  14.    Exhibits, Consolidated Financial Statements and Schedules,
            and Reports on Form 8-K .........................................32





















                                     PART I


ITEM 1.      BUSINESS

     Bull & Bear Group, Inc., a Delaware corporation (the "Company"), is a holding company with seven principal subsidiaries: Bull & Bear Advisers, Inc. ("BBAI"), Bull & Bear Securities, Inc. ("BBSI"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Bull & Bear Properties, Inc. ("Properties"), Bull & Bear NJ Properties, Inc. ("NJ Properties") and Hanover Direct Advertising Company, Inc. ("Hanover Direct").
      BBAI and MMC act as investment managers to open-end management investment companies (mutual funds) (the "Funds") registered under the Investment Company Act of 1940 (the "Act"). The Funds are: Bull & Bear Special Equities Fund, Inc.; Bull & Bear Gold Investors Ltd.; Bull & Bear U.S. and Overseas Fund and Bull & Bear Quality Growth Fund, each a series of shares issued by Bull & Bear Funds I, Inc.; Bull & Bear Dollar Reserves, Bull & Bear Global Income Fund and Bull & Bear U.S. Government Securities Fund, each a series of shares issued by Bull & Bear Funds II, Inc.; Bull & Bear Municipal Income Fund, a series of shares issued by Bull & Bear Municipal Securities, Inc.; and, Midas Fund, Inc.

      BBSI was organized in 1984 to operate a discount brokerage service. BBSI has access to every major U.S. stock, option and bond exchange as well as the over-the-counter market. Investors may use the discount brokerage services provided by BBSI to trade stocks, bonds and options at substantial commission discounts from full cost rates, access their investment in any of the Funds to pay for securities purchased or invest proceeds of sales of securities in the Funds. BBSI is registered with the Securities and Exchange Commission ("SEC") as a broker/dealer and is a member of the National Association of Securities Dealers, Inc. ("NASD") and Securities Investors Protection Corporation ("SIPC").

      ISC (formerly Bull & Bear Service Center, Inc.) was organized in 1985 and is registered with the SEC as a broker/dealer and is a member of the NASD. ISC acts as the Funds' exclusive agent to be the principal distributor of the Funds and also provides shareholder administration services to the Funds.

      Properties was organized in 1986 and NJ Properties in 1994 both to invest in real estate.

      Hanover Direct was organized in 1988 and acts as an advertising agency, which places advertising for ISC on behalf of the Funds and for BBSI. Currently, the commission revenue generated by Hanover Direct from ISC and BBSI represents a recapture of sums paid for advertising and, rather than additional income, represents a reduction in advertising expense of ISC and BBSI. Hanover Direct has not performed any work for unaffiliated clients.

      The Company has granted each of the Funds and its subsidiaries a non-exclusive license to use the service marks "Bull & Bear", "Bull & Bear Performance Driven", and "Performance Driven" under certain terms and conditions on a royalty free basis. Such license may be withdrawn from a Fund in the event the investment manager of the Fund is not a subsidiary of the Company.
















                                       -2-









INVESTMENT MANAGEMENT BUSINESS

      The Company is engaged, through its subsidiaries, in the business of managing mutual funds registered under the Act. The Funds and their respective net assets as of December 31, 1995 were as follows:

         Bull & Bear Dollar Reserves                         $  58,253,440
         Bull & Bear Global Income Fund                         36,452,690
         Bull & Bear Gold Investors Ltd.                        26,924,033
         Bull & Bear Municipal Income Fund                      16,220,031
         Bull & Bear Quality Growth Fund                         2,215,764
         Bull & Bear Special Equities Fund, Inc.                56,339,551
         Bull & Bear U.S. and Overseas Fund                      9,807,779
         Bull & Bear U.S. Government Securities Fund            15,403,714
         Midas Fund, Inc.                                       15,753,043
                                                                --------------
               TOTAL NET ASSETS                                 $237,370,045

      The mutual fund industry along with the entire financial sector of the economy has been rapidly changing to meet the increasing needs of investors. Competition for management of financial resources has increased as banks, insurance companies and broker/dealers have introduced products and services traditionally offered by independent mutual fund management companies. There are also many mutual fund groups with substantially more resources than the Company. While Congress, governmental agencies and special interest groups have been struggling with regulatory problems created by consolidation of the financial services industry, the Company continues to develop products to meet the specialized requirements of investors. While the Company's business is not seasonal, it is affected by the financial markets, which in turn, are dependent upon current and future economic conditions.

      Drastic material declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the fixed income Funds, which generally have lower management and distribution fee rates than the equity Funds, or by redemptions out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to the expense limitations described below.

      In general, investment management services are rendered to the Funds pursuant to written contractual agreements. Such agreements relate to the general management of the affairs of each Fund, in addition to supervising the acquisition and sale of each Fund's portfolio investments. As provided in the agreements, BBAI and MMC may receive management fees ranging from 0.4% to 1.0% per annum of the Funds' average daily net assets. The Act requires that such contractual agreements be initially approved by the Funds' Board of Directors, including a majority of all of the directors who are not "interested persons" (as defined in the Act), and by the vote of a majority of the outstanding shares of the Fund (as defined in the Act). Agreements, if approved, may be for a term of up to two years, and thereafter their continuance must be approved at least annually by a majority of the directors of the Fund, including a majority of those directors of the Fund who are not "interested persons", or by such a vote of "disinterested" directors and the vote of a majority of the outstanding shares of the Fund. In addition, all such agreements are subject to termination on 60 days' notice by majority vote of the Board of Directors or the shareholders and are subject to automatic termination in the event of assignment. The termination of any of the agreements for investment management services between any of the Funds, BBAI and MMC would have a serious adverse impact upon the Company.






                                       -3-









      Pursuant to contracts with these Funds, BBAI and MMC are entitled to management fees, which are received monthly and are based on annual percentages of the average daily net assets of the Funds. Under the contracts, BBAI and MMC are required to reimburse the Funds for certain expenses to the extent that such expenses exceed limitations prescribed by any state in which shares of the Funds are qualified for sale. In addition, from time to time BBAI and MMC may waive or reimburse management fees to increase a Fund's performance. Each of BBAI and MMC has a subadvisory agreement with respect to Bull & Bear Gold Investors Ltd. and Midas Fund, Inc. Each of BBAI and MMC, not the respective Funds, pays the Subadviser, Lion Resource Management Limited, based upon performance and net assets of the Funds.

      Each of the Funds has adopted a plan of distribution pursuant to Rule 12b-1 under the Act (the "Plan"). Pursuant to the Plans with eight of the Funds, ISC may receive as compensation amounts ranging from one-quarter of one percent to one percent per annum of the Funds' average daily net assets for distribution and service activities. The service fee portion is intended to cover services provided to shareholders in the Funds and the maintenance of shareholder accounts. The distribution fee portion is to cover all other activities and expenses primarily intended to result in the sale of the Funds' shares. Pursuant to the Plan with the other Fund, ISC may be reimbursed in an amount of up to one-half of one percent per annum of the Fund's average daily net assets for expenditures that are primarily intended to result in the sale of the Fund's shares. In connection with this Plan, if ISC incurs reimbursable expenditures in excess of the limitations under the Plan, it may be reimbursed in future periods at which time the fee income will be recorded as income. At December 31, 1995, ISC incurred expenses in excess of the amounts previously reimbursable of approximately $422,400 for this Plan.

      The Act requires that a plan of distribution be initially approved by the Fund's Board of Directors, including a majority of the directors who are not "interested persons" and who have no financial interest in the Plan, and by the vote of a majority of the outstanding shares of the Fund. If approved, a plan of distribution may be for a term of one year, and thereafter it must be approved at least annually by the entire Board of Directors and by a majority of the "disinterested" directors. In addition, all plans of distribution are subject to termination at any time by majority vote of the "disinterested" directors or shareholders.

      BBAI and MMC are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. The Funds are registered with the SEC under the Act. The activities of BBAI and MMC and of the Funds are subject to regulation under Federal and state securities laws. The provisions of these laws, including those relating to the contractual arrangements between the Funds and their investment manager, are primarily designed to protect the shareholders of the Funds and not the shareholders of the Company.

DISCOUNT BROKERAGE BUSINESS

      BBSI, with access to every major U.S. stock, option and bond exchange as well as the over-the-counter market, provides discount brokerage services to investors throughout the United States and various foreign countries. Substantial commission savings off full service rates as well as prompt, courteous service and professional order execution are available to all accounts regardless of how often trades are made. All accounts are carried by U.S. Clearing Corp., a New York Stock Exchange member firm. The SIPC, of which BBSI and U.S. Clearing Corp. are members, protects each account against broker/dealer insolvency (not market losses) for up to $500,000, of which $100,000 may be in cash. In addition, Aetna Casualty and Surety Company protects each account for an additional $49,500,000 in securities value.

      BBSI offers investors commission savings of up to 84% over full cost brokers (as of March 29, 1996) and guarantees commissions 20% less than Charles Schwab & Co. on every stock, bond and option trade. BBSI customers may save an additional 10% in commissions with every trade entered via personal computer through Bull & Bear PC OnLine Investment Center and by touch tone telephone using Bull & Bear TeleQuote/TeleTrade. Commencing November 1, 1995, BBSI customers earn American Airlines AAdvantage miles with every trade -- 500 AAdvantage miles for each of the customer's first five trades and then 100 miles per trade thereafter (limited to 35,000 miles in any 12 month period).
                                       -4-









      BBSI provides its customers free investment information such as:

 *Standard & Poor's Market Month: Timely investment information with customer statements each month.

 *Standard & Poor's Stock Guide:Information, ranking and rating changes on 6,800 stocks each month.

 *Standards  &  Poor's  Stock  Reports:Up-to-date   information  on  over  4,600
  companies by mail or by fax.

 *Standard & Poor's Stock Screens: Thousands of stocks screened by objective and investment results.

 *Bull & Bear Tax Guide: Information to help investors compute and record gains losses and dividend income to minimize taxes.

      BBSI also offers its customers a no-fee cash management service featuring unlimited free check writing with only a $100 minimum per check (Bull & Bear Performance Plus Account), the Bull & Bear No-Fee IRA, and Bull & Bear Mutual Funds Network (including a no transaction fee, no-load mutual funds service).

      Volatile stock markets could have a significant effect on the brokerage commissions earned by BBSI by affecting the number of transactions processed. BBSI is responsible for potential losses resulting from trade errors of BBSI personnel and customers' bad debts, including under- margined accounts. As a discount broker, BBSI does not give investment advice and therefore management believes it is less likely to be involved in significant litigation with customers, as may be typical in the ordinary course of business of a broker that does give investment advice to its customers.


ITEM 2.  PROPERTIES

      The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The approximate area of the office is 11,400 square feet. The rent is approximately $116,250 per annum plus $32,550 per annum for electricity. The lease expires on December 31, 1996 and is cancelable at the option of the Company on three months' notice. BBSI has a branch office at 395 East Palmetto Boulevard, Boca Raton, Florida consisting of approximately 1,000 square feet. The rent is approximately $21,600 per annum and is cancelable at the option of the Company on six months' notice.

      Properties purchased land and a two story office building located in Middletown, Ohio in 1986. The building consists of approximately 45,000 square feet. The property was purchased for cash, has no mortgage and was purchased as an investment. NJ Properties purchased land and a two story office building located in Red Bank, New Jersey in 1994. The building consists of approximately 13,000 square feet. The building was purchased for cash, has no mortgage and was purchased as an investment.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and its directors are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. as plaintiffs (collectively "Maxus") claiming to collectively own or control 357,500 shares, or approximately 26.5%, of the Class A common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. The complaint alleges that defendants breached fiduciary duties to the Company regarding the adoption and implementation of the Company's 1990 incentive stock option plan ("ISOP"), the rejection, in July 1994, of Maxus' proposal for the liquidation of the Company and the Company's 1986 purchase of an office building. Plaintiffs also allege that all the individual defendants have received excessive compensation and other unspecified benefits. The complaint seeks rescission of the ISOP and an accounting, attorneys' fees, the imposition of a constructive trust and restitution regarding all allegedly improper benefits. On December 21, 1995, plaintiffs moved to file a supplemental complaint challenging the voiding of certain stock option exercises that occurred in November 1993, and the exercise by the Company's chairman of stock options that he received in 1990 in accordance with their original terms. The supplemental complaint also seeks attorneys' fees. The Company believes that the lawsuit is without merit and intends to defend it vigorously.

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1995, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

                                     PART II



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING
             FOURTH QUARTER OF THE YEAR ENDED DECEMBER 31, 1995

      At a December 6, 1995 special meeting, the Class B shareholder voted to ratify, approve, and confirm the actions of the Board of Directors of the Company in adopting the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan.


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock is traded under the Nasdaq symbol BNBGA. The Company's Class B Common Stock has no public trading market. There were approximately 330 holders of record of Class A Common Stock and 1 holder of Class B Common Stock as of December 31, 1995. No dividends have been paid on either class of Common Stock in the past five years and the Company does not expect to pay any such dividends in the foreseeable future. The high and low closing bid prices of the Class A Common Stock during each quarterly period over the last two years were as follows. Such bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                     1995                           1994
                                ------------------------       --------------
                                  HIGH          LOW          HIGH           LOW

      First Quarter          $1-1/2       $1-1/4       $3-3/8        $2-3/4
      Second Quarter         $2-1/4       $1-1/4       $2-5/8        $1-3/4
      Third Quarter          $1-3/4       $1-1/2       $2-1/2        $1-3/4
      Fourth Quarter         $1-3/4       $1-5/8       $2            $1-1/2


ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data for the five years ended December 31, 1995 is presented on the following pages.

                             BULL & BEAR GROUP, INC.

                      CONSOLIDATED SELECTED FINANCIAL DATA

                        FOR THE YEARS ENDED DECEMBER 31,




                                                    1995                1994          1993                1992                 1991
                                                   ----                ----            ----                ----                ----
REVENUES:
   Brokerage commissions                             1,821,513      1,768,527     2,047,999          1,488,856         1,259,781
   Dividends, interest and other                       147,169          (7,378)     227,422            602,206           234,327
                                                  ------------  -------------- ------------       ------------      ------------
                                                     5,291,030      5,547,215     6,367,650          5,477,215         5,303,327
                                                   -----------    -----------   -----------        -----------       -----------
EXPENSES:
   General and administrative                        3,195,115      3,225,891     3,519,704          3,072,364         3,118,520
   Marketing                                           779,026      1,361,155     1,389,204          1,356,060         1,257,490
   Clearing and brokerage charges                      576,096        532,832       619,673            512,968           433,858
   Professional fees                                   454,430        208,012       205,316            228,975           374,450
   Amortization and depreciation                        97,399         98,094       125,399            193,156           161,537
                                                  ------------  -------------  ------------       ------------      ------------
                                                     5,102,066      5,425,984     5,859,296          5,363,523         5,345,855
                                                   -----------    -----------   -----------        -----------       -----------

Income (loss) before provision for income taxes        188,964        121,231       508,354            113,692            (42,528)
INCOME TAXES                                            32,588         37,771        39,149             38,198            38,626
                                                  ------------  -------------  ------------      -------------     -------------
NET INCOME (LOSS)                                  $   156,376   $     83,460   $   469,205       $     75,494       $    (81,154)
                                                   ===========   ============   ===========       ============       ============
NET INCOME (LOSS) PER SHARE OF WEIGHTED
   AVERAGE COMMON STOCK OUTSTANDING:
   Primary and fully diluted
      Net income (loss)                                $.10              $.05         $.32               $.05             $(.07)
                                                       ====              ====         ====               ====             =====
WEIGHTED AVERAGE SHARES OF
   COMMON STOCK OUTSTANDING:
   Primary                                        1,549,815         1,610,443          1,480,654          1,434,922     1,211,152
                                                  =========       ===========        ===========        ===========   ===========
   Fully diluted                                  1,551,564         1,610,658          1,483,272          1,446,922     1,211,152
                                                  =========       ===========        ===========        ===========   ===========

TOTAL ASSETS                                     $4,963,792        $4,240,241         $4,711,438         $3,817,556    $3,224,349
                                                 ==========        ==========         ==========         ==========    ==========
LONG-TERM OBLIGATIONS                    $              -   $            -     $            -     $            -    $             -
                                         ================== =================  =================  ================= ===============





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 COMPARED TO 1994

      Total revenues for the year decreased $256,185 or 4.6%. Management, distribution and service fees decreased $192,611 or 10.3%, $167,532 or 11.5%, and $103,575 or 22.2%, respectively. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds from which these revenues are generated. Service fees represent reimbursement for actual expenses incurred. Such fees decreased as the costs for providing these services decreased. Net assets under management were approximately $236.1 million at December 31, 1994, $235.0 million at March 31, 1995, $236.9 million at June 30, 1995, $245.9 million at September 30, 1995, and $237.4 million at December 31, 1995. Brokerage commissions increased $52,986 or 3.0% while brokerage customers' equity increased to $145.9 million or 32.2%. The increase in brokerage commissions was due to an increase in customer transaction activity and the continued growth in the number of discount brokerage accounts and customers' equity. Dividends, interest and other amounted to $147,169 in 1995 compared to ($7,378) in 1994. Dividends and interest increased $56,773 or 62.8% due to higher earnings on the Company's short term investments.

      Total expenses, including income taxes, decreased $329,101 or 6.0% for the year. General and administrative expenses decreased $30,776 or 1.0%. Marketing expenses decreased $582,129 or 42.8%. Clearing and brokerage charges increased $43,264 or 8.1% as a result of the previously noted increase in brokerage commissions. Professional fees increased $246,418 or 118.5% due to the increase in legal fees primarily associated with the lawsuit brought by Maxus. Amortization and depreciation decreased $695 or 0.7% for the year.

      Net income for 1995 was $156,376 or $.10 per share as compared to $83,460 or $.05 per share in 1994.


1994 COMPARED TO 1993

      Total revenues for the year decreased $820,435 or 12.9%. Management and distribution fees decreased $183,108 or 8.9% and $256,013 or 14.9%, respectively. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds from which these revenues are generated. Service fees increased $132,958 or 39.8%. Service fees represent reimbursement for actual expenses incurred. The fees increased as the costs for providing these services increased. Net assets under management were approximately $317.3 million at December 31, 1993, $278.3 million at March 31, 1994, $251.6 million at June 30, 1994, $255.6 million at September 30, 1994 and $236.1 million at December 31, 1994. Brokerage commissions decreased $279,472 or 13.6% while brokerage customers' equity remained substantially the same at $110.4 million. The decrease in brokerage commissions was due to a decrease in customer transaction activity despite continued growth in the number of discount brokerage accounts. Dividends, interest and other amounted to ($7,378) in 1994 as compared to $227,422 in 1993. Dividends and interest increased $20,888 or 30.0% due to higher yields on the Company's short term fixed-income investments. Realized and unrealized gain or loss for 1994 and 1993 amounted to a loss of $97,774 and a gain of $157,914, respectively.

      Total expenses, including income taxes, decreased $434,690 or 7.4% for the year. General and administrative expenses decreased $293,813 or 8.4% due to a slight reduction in staffing levels. Marketing expenses decreased minimally by $28,049 or 2.0%. Clearing and brokerage charges decreased $86,841 or 14.0% as a result of the previously noted decrease in brokerage commissions. Professional fees increased $2,696 or 1.3%. Amortization and depreciation decreased $27,305 or 21.8% for the year.

      Net income for 1994 was $83,460 or $.05 per share as compared to $469,205 or $.32 per share in 1993.

LIQUIDITY AND CAPITAL RESOURCES
      The following table reflects the Company's consolidated working capital, total assets, long-term debt and shareholders' equity as of the dates indicated.

                                             DECEMBER 31,
                             1995                  1994                1993
                             ----                  ----                ----
  Working Capital           $2,792,059          $2,779,722         $3,300,568
  Total Assets              $4,963,792          $4,240,241         $4,711,438
  Long-Term Debt                  -                   -                   -
  Shareholders' Equity      $4,170,095          $3,909,699         $3,799,989

      For the year 1995, working capital, total assets and shareholders' equity increased $12,337, $723,551 and $260,396, respectively.

      Working capital increased as a result of the net income for 1995, the non-cash expense items of depreciation and amortization offset by the acquisition of intangible assets and fixed assets. The increase in shareholders' equity was primarily the result of the net income for 1995 of $156,376, the issuance of common stock on exercise of stock options of $33,000 and the unrealized capital gains on marketable securities of $66,020. Total assets increased as a result of net income, the unrealized gains on marketable securities and the increase in current liabilities.

      For the year 1994, shareholders' equity increased $109,710 and working capital and total assets decreased $520,846 and $471,197, respectively.

      The decrease in working capital in 1994 was due to the liquidation and dissolution on December 30, 1994 of Dover Regional Financial Shares ("Dover"), a closed-end registered investment company, which resulted in the distribution of its assets to the minority shareholders and the purchase of real estate held for investment of $260,088. These decreases in working capital were offset by working capital generated from net income from operations of $83,460 and by the non-cash expense items of depreciation and amortization of $98,094. The increase in shareholders' equity was due primarily to the net income for the year. As discussed previously, significant changes in the securities market can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet the Company's liquidity needs.

      For the year 1993, working capital, total assets and shareholders' equity increased $881,070, $893,882 and $471,205, respectively.

      The increase in working capital and total assets was primarily the result of the net income from operations for 1993 of $469,205 and the inclusion of the balance sheet of Dover. Working capital was also positively affected by the non-cash expense items of depreciation and amortization of $125,399. As discussed previously, significant changes in the securities market can have a dramatic effect on the Company's results of operations.

      The increase in shareholders' equity was due primarily to the net income for the year.

      Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources. This includes the restrictions placed on the transfer of funds to the Company from BBSI and ISC as a result of their regulatory net capital requirements. At December 31, 1995, the amount subject to these restrictions was $278,700 or 5.7% of total assets.

EFFECTS OF INFLATION AND CHANGING PRICES
      Since the Company derives revenue from investment management, distribution and shareholder administration services from the Funds and from discount brokerage services, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenues from continuing operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial   Statements   required  by  Regulation  S-X  and  Supplementary
Financial Information required by Regulation S-K are presented herein.


                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                TABLE OF CONTENTS


   PAGE

Report of Independent Certified Public Accountants           12

Consolidated Balance Sheets,
   December 31, 1995 and 1994                                13

Consolidated Statements of Income,
   Years ended December 31, 1995, 1994 and 1993              14

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 1995, 1994 and 1993              15

Consolidated Statements of Cash Flows,
   Years ended December 31, 1995, 1994 and 1993              16

Notes to Consolidated Financial Statements                   18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BULL & BEAR GROUP, INC.:


We have audited the accompanying consolidated balance sheets of Bull & Bear Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull & Bear Group, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                                 TAIT, WELLER & BAKER


PHILADELPHIA, PENNSYLVANIA
FEBRUARY 13, 1996

                             BULL & BEAR GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,



                                                                                      1995                  1994
                                                                                     ----                  ----
                                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 1,467,674         $ 2,316,040
    Marketable securities (Note 3)                                                   1,257,062             183,534
    Management, distribution and service fees receivable                               179,209             160,567
    Interest, dividends and other receivables                                          248,241             215,854
    Prepaid expenses and other assets                                                  433,570             234,269
                                                                                 -------------       -------------
       TOTAL CURRENT ASSETS                                                          3,585,756           3,110,264
                                                                                  ------------        ------------
REAL ESTATE HELD FOR INVESTMENT, NET                                                   308,799             315,388
EQUIPMENT, FURNITURE AND FIXTURES, NET                                                 207,194             199,760
EXCESS OF COST OVER NET BOOK VALUE OF
   SUBSIDIARIES, NET (Note 2)                                                          735,368             505,352
OTHER                                                                                  126,675             109,477
                                                                                 -------------       -------------
                                                                                     1,378,036           1,129,977
                                                                                  ------------        ------------

       TOTAL ASSETS                                                                $ 4,963,792         $ 4,240,241
                                                                                   ===========         ===========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $    610,242        $    197,523
   Accrued professional fees                                                           111,486              49,183
   Accrued payroll and other related costs                                              43,208              45,293
    Accrued other expenses                                                              15,381              24,443
    Other                                                                               13,380              14,100
                                                                                --------------      --------------
       TOTAL CURRENT LIABILITIES                                                       793,697             330,542
                                                                                 -------------       -------------
CONTINGENCIES (Note 10)                                                                    -                   -
SHAREHOLDERS' EQUITY: (Notes 3, 4, 5, and 6)
    Common Stock, $.01 par value
    Class A, 10,000,000 shares authorized;
      1,348,017 and 1,503,152 shares
      issued and outstanding                                                            13,481              15,032
    Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                                 200                 200
    Additional paid-in capital                                                       6,232,347           6,497,796
    Retained earnings (deficit)                                                      (2,141,953)         (2,298,329)
   Unrealized gains on marketable securities                                            66,020                 -
    Notes receivable for common stock issued                                               -               (305,000)
                                                                           -------------------        -------------
        TOTAL SHAREHOLDERS' EQUITY                                                   4,170,095           3,909,699
                                                                                  ------------        ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 4,963,792         $ 4,240,241
                                                                                   ===========         ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BULL & BEAR GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                            YEARS ENDED DECEMBER 31,



                                              1995        1994              1993
                                              ----        ----              ----
REVENUES:
Management, distribution and service fees    $3,322,348    $3,786,066     $4,092,229
Brokerage commissions and fees                1,821,513     1,768,527      2,047,999
Dividends, interest and other                   147,169        (7,378)       227,422
                                           --------------------------   ------------
                                              5,291,030     5,547,215      6,367,650
                                            -----------   -----------    -----------

EXPENSES:
General and administrative (Note 9)           3,195,115     3,225,891      3,519,704
Marketing                                       779,026     1,361,155      1,389,204
Clearing and brokerage charges                  576,096       532,832        619,673
Professional fees                               454,430       208,012        205,316
Amortization and depreciation                    97,399        98,094        125,399
                                          ------------- -------------   ------------
                                              5,102,066     5,425,984      5,859,296
                                            -----------   -----------    -----------

Income before income taxes                      188,964       121,231        508,354
Income taxes (Note 8)                            32,588        37,771         39,149
                                          ------------- -------------  -------------

NET INCOME                                     $156,376       $83,460       $469,205
                                            ===========  ============    ===========


PER SHARE DATA:
Primary and fully diluted
Net income                                         $.10          $.05           $.32
                                                   ====          ====           ====

AVERAGE SHARES OUTSTANDING:
Primary                                       1,549,815     1,610,443      1,480,654
                                              =========     =========      =========

Fully diluted                                 1,551,564     1,610,658      1,483,272
                                              =========     =========      =========





















SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                       NUMBER OF SHARES                               AMOUNT
                                      NOTES
                                   RECEIVABLE                          NOTES
                                 FOR UNREALIZED                        FOR                           UNREALIZED
                                                                   ADDITIONAL  COMMON     RETAINED     GAINS                TOTAL
                       CLASS A   CLASS B   CLASS A    CLASS B       PAID-IN    STOCK      EARNINGS     MARKETABLE      SHAREHOLDERS'
                       COMMON    COMMON    COMMON     COMMON        CAPITAL    ISSUED     (DEFICIT)    SECURITIES         EQUITY
                       ------    ------    ------     ------     ------------ ---------  ----------    -----------     -----------

BAL., 12/31/92         1,191,152   20,000     11,912      200     6,167,666               (2,850,994)      -          3,328,784
Issuance of Class
A Common stock
on exercise of
stock options           307,000     -       3,070       -         323,930        -            -            -             327,000
Issuance of notes
receivable (Note 6)          -      -         -         -          -        (325,000)         -            -            (325,000)
Net income                   -      -         -         -          -             -       469,205           -             469,205
                     ---------- -------- ----------  -------- -----------  ----------    --------    -------------     ------------
BAL. 12/31/93        1,498,152   20,000     14,982        200     6,491,596  (325,000)   (2,381,789)       -           3,799,989

Issuance of Class A
Common stock
on exercise of
stock options             5,000      -           50        -           6,200      -             -           -             6,250
Collection of
note receivable             -        -           -         -             -      20,000          -           -            20,000
Net income                  -        -           -         -             -        -           83,460        -            83,460
                      --------   ----------  --------  ---------- ----------- ----------   -------       ---------        ----------
BAL. 12/31/94        1,503,152   20,000      15,032        200     6,497,796   (305,000)   (2,298,329)                  3,909,699

Voiding of exercise
of 1993 stock
options and
cancellation of
notes receivable       (280,000)    -        (2,800)      -         (297,200)    300,000           -                          -
Issuance of Class
NOTE(6)A common stock
on exercise of
stock options           274,020     -        2,740        -         291,280        -             -                        294,020
Received in exchange
for exercise of
stock options          (149,155)    -        (1,491)      -         (259,529)      -             -                       (261,020)
Collection of note
receivable                 -        -          -          -             -          5,000         -                          5,000
Net income                 -        -          -          -             -          -         156,376                      156,376
Unrealized gains on
marketable securities      -        -          -          -             -          -             -      66,020             66,020
                       ---------- -----------------  ------------  ----------- ---------------- -----  -------------        --------

BAL., 12/31/95        1,348,017  20,000    $13,481       $200    $6,232,347  $(2,141,953)              $66,020          $4,170,095
                      =========  ======    =======       ====    ==========  ===============          ===========          =======

ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                             BULL & BEAR GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,



                                                1995     1994       1993
                                                ----     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                      $156,376    $83,460   $469,205
                                            ----------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Depreciation and amortization                     97,399     98,094    125,399
Increase in cash value of life insurance         (30,000)   (16,675)        --
Realized/unrealized (gain) loss on investments   (26,048)    97,774   (157,914)
(Increase) decrease in:
Management, distribution and
service fees receivable                          (18,642)    62,628     51,515
Interest, dividends and other receivables        (32,387)   (12,556)    (7,852)
Prepaid expenses and other assets               (199,301)    (6,571)   (19,944)
Other                                             12,802      4,668    (17,470)
Increase (decrease) in:
Accounts payable                                 412,719   (151,530)   155,664
Accrued expenses                                  51,156    (64,095)    79,995
Due to affiliated partnership                         --         --    (57,062)
Other                                               (720)      (802)  (121,139)
                                         -------------------------------------
TOTAL ADJUSTMENTS                                266,978     10,935     31,192
                                           -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        423,354     94,395    500,397
                                           -----------------------------------

                             BULL & BEAR GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                            YEARS ENDED DECEMBER 31,



                                                  1995       1994      1993
                                                  ----       ----      ----
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate held for investment      (2,105)    (235,087)      --
Capital expenditures                            (58,744)     (37,076) (62,544)
Proceeds from sales of investments              414,790    2,671,623      682
Purchases of investments                     (1,396,250)  (1,281,644)(518,732)
Acquisition of intangible assets               (267,411)          --       --
                                          --------------------------------------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                         (1,309,720)   1,117,816 (580,594)
                                           ------------ ------------ --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of note receivable                     5,000       20,000        --
Issuance of notes receivable                         --      (80,000) (325,000)
Proceeds from issuance of
Class A Common Stock                             33,000        6,250   327,000
Redemption of Minority Interest                      --     (364,480)       --
                                    --------------------------------------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                             38,000     (418,230)    2,000
                                         -------------------------------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                      (848,366)     793,981   (78,197)

INCREASE IN CASH FROM A CONSOLIDATED
SUBSIDIARY                                           --           --   140,094

CASH AND CASH EQUIVALENTS:
Beginning of year                             2,316,040    1,522,059   1,460,162
                                           ------------ ------------  ----------

END OF YEAR                                  $1,467,674   $2,316,040  $1,522,059
                                            ===========  ===========  ==========


SUPPLEMENTAL DISCLOSURE:

   The Company did not pay any Federal income taxes or interest in 1995, 1994 or 1993.

   Common stock received and retired in exchange for exercise of stock options was $261,020 in 1995.












SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
         Bull & Bear Group, Inc. ("Company") is a holding company. Its subsidiaries' business consists of providing investment management, distribution and shareholder administration services for the Bull & Bear Funds and Midas Fund ("Funds") and discount brokerage services.

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of Bull & Bear Group, Inc. and all of its subsidiaries. Substantially all intercompany accounts and transactions have been eliminated.

         ACCOUNTING ESTIMATES
         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value because of the short maturity of these items. Marketable securities are recorded at market value which represents the fair value of the securities.

         CASH AND CASH EQUIVALENTS
         Investments   in  money  market  funds  are   considered   to  be  cash
         equivalents. At December 31, 1995 and 1994, the Company and subsidiaries had invested approximately $1,196,300 and $1,672,400, respectively, in an affiliated money market fund.

         MARKETABLE SECURITIES
         The Company and its non-broker/dealer subsidiaries adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that, except for debt securities classified as "held-to-maturity," marketable securities are to be reported at fair value. The Company's marketable securities are considered to be "available-for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiaries continue to be valued at market with unrealized gains and losses included in earnings. There was no effect on income with the adoption of SFAS 115.

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

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1994 AND 1993



         BROKERAGE INCOME AND EXPENSES
         Brokerage commission and fee income and clearing and brokerage expenses are recorded on a settlement date basis. The difference between recording such income and expenses on a settlement date basis as opposed to trade date, as required by generally accepted accounting principles, is not material to the consolidated financial statements.

         INCOME TAXES
         The Company and its wholly-owned subsidiaries file consolidated income tax returns. The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
         Real estate held for investment is recorded at cost and is depreciated on the straight-line basis over its estimated useful life. At December 31, 1995 and 1994, accumulated depreciation amounted to $123,138 and $114,444, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 5 to 10 years. At December 31, 1995 and 1994, accumulated depreciation amounted to $680,039 and $628,728, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
         The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At December 31, 1995 and 1994, accumulated amortization amounted to $548,664 and $511,270, respectively.

         MARKETING COSTS
         Expenses in connection with the distribution of the Funds' shares are charged to operations as incurred.

         EARNINGS PER SHARE
         Primary and fully diluted earnings per share for the years ended December 31, 1995, 1994 and 1993 are determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.

         RECLASSIFICATIONS
         Certain reclassifications of the 1994 and 1993 financial statements have been made to conform to the 1995 presentation.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1994 AND 1993



2.    ACQUISITION

      During the year ended December 31, 1995, the Company purchased the assets relating to the management of Midas Fund, Inc. for $182,500, plus related costs of $84,911. This purchase was capitalized as part of excess of cost over net book value and is being amortized over fifteen years using the straight-line method.


3.    MARKETABLE SECURITIES

 At December 31, 1995, marketable securities consisted of:
    Broker/dealer securities - at market
       U.S. Treasury Note, due 7/31/97                       $   200,876
       Affiliated mutual funds                                    62,494
                                                           -------------
          Total broker/dealer securities (cost - $264,104)       263,370
                                                            ------------
ther companies
  Available-for-sale securities - at market
     Unaffiliated mutual funds                                    29,024
     Affiliated mutual funds                                       6,220
     Equity securities                                           181,413
     U.S. Treasury Notes, due 5/15/97 - 6/30/99                  777,035
                                                             ------------
     Total available-for-sale securities (cost - $927,672)        993,692
                                                             ------------
                                                               $1,257,062

 At December 31, 1994, marketable securities consisted of:
    Broker/dealer subsidiaries - at market
       Equity securities (cost - $63,276)                        $110,558
       Affiliated mutual funds (cost - $59,527)                    53,941
    Other companies
       Available-for-sale securities - at market
          Mutual Funds (cost - $19,035)                            19,035
                                                                 ----------
                                                                 $183,534

      At December 31, 1995, the Company recognized $66,020 of unrealized gains on "available- for-sale securities" which is reported as a separate component of consolidated stockholder's equity.


4.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of December 31, 1995 and 1994, none of the Preferred Stock was issued.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1994 AND 1993



5.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 1995, these subsidiaries had net capital of approximately $387,300 and $106,100; net capital requirements of $250,000 and $28,700; excess net capital of approximately $137,300 and $77,400; and the ratios of aggregate indebtedness to net capital were approximately .93 to 1 and 4.06 to 1, respectively.


6.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the
      Company or its subsidiaries. The plan was amended on February 5, 1996. With respect to non-employee directors, only automatic grants of stock options of 10,000 are available on the date the non-employee director is elected, except for the current two non-employee directors who were granted 10,000 options each on December 6, 1995. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years. If the recipient of any option owns 10% or more of the Class B shares, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted. The plan also provides for reload options in which non-qualified options may be granted to officers and key employees when payment of the option price of the original outstanding options is with previously owned shares of the Company. These reload options have to be equal to the number of shares surrendered in payment of the option price of the original options, have an option price equal to the fair market value of such shares on the date the reload option is granted and have the same expiration date as the original option. As of December 31, 1995, no options were granted under this plan except for the options granted to the two non-employee directors.

      The 1990 Incentive Stock Option Plan provided for the granting of a maximum of 500,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company. The option price per share may not be less than the greater of 100% of the fair market value or the par value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years. If the recipient of any option owns 10% or more of the total combined voting power of all classes of stock, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1994 AND 1993



                                               NUMBER         OPTION PRICE
                                                 OF                 PER SHARE
    STOCK OPTIONS                             SHARES                RANGE

    OUTSTANDING AT DECEMBER 31, 1993          165,000       $1.00    - $2.25
       Granted                                 23,000       $1.50
       Exercised                                (5,000)     $1.25
       Canceled                                (37,000)     $1.00    - $2.25
                                             ---------
    OUTSTANDING AT DECEMBER 31, 1994          146,000       $1.00    - $1.875
       Voided exercise of previously issued
          stock options (see below)           280,000       $1.00    - $1,10
       Granted                                 29,000       $1.625   - $2.00
       Exercised                              (268,020)     $1.00    - $1.10
       Canceled                               (137,980)     $1.00    - $1.875
                                              --------
    OUTSTANDING AT DECEMBER 31, 1995           49,000       $1.50    - $2.00
                                                 =========

      At December 31, 1995, no options to purchase shares were exercisable. In addition, there were 20,000 non-qualified stock options at an exercise price of $1.75 outstanding as of December 31, 1995, none of which were exercisable. During 1995, 6,000 non-qualified stock options were exercised.

      In connection with the action by Maxus plaintiffs described in Note 10, the Company's Board of Directors determined, at a meeting of the board held on November 6, 1995, that the 1993 exercise of the 280,000 incentive stock options by certain officers be voided and the 4.86% promissory notes given in consideration ("1993 Notes") and Class A shares issued therefor ("1993 Shares") be canceled. As a result, the stock options were restored to their previous outstanding status. Further, on November 6, 1995, 241,020 of these stock options were exercised. In December 1995, an additional 7,000 of these stock options were exercised. The Company received $7,000 in cash and 149,155 shares of Class A shares in payment for the exercise of these options. The shares acquired by the Company were canceled and retired. The cancellation of the 1993 Notes resulted in a reduction of interest income of $29,768 in 1995.

      In connection with the 1993 exercise of 280,000 stock options, the Company had received from certain officers and directors notes with an interest rate of 4.86% per annum. The balance of these notes at December 31, 1994 and 1993 was $385,000, of which $305,000 was classified as "notes receivable for common stock issued" and $80,000 included in "other assets", and $325,000, all classified as "notes receivable for common stock issued", respectively.


7.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended December 31, 1995, 1994 and 1993 was $31,125, $27,470 and $22,310, respectively.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1994 AND 1993



8.    INCOME TAXES

      The provision for income taxes charged to operations was as follows:

                                             1995          1994           1993
                                             ----          ----           ----
         Current
            State and local                $32,588       $37,771        $39,149
            Federal                            -             -              -
                                     ------------- -------------  -----------
                                           $32,588       $37,771        $39,149
                                           =======       =======        =======

      Deferred tax assets (liabilities) are comprised of the following at December 31, 1995 and 1994:
                                                     1995                1994

  Unrealized appreciation on investments       $  (29,400)       $  (14,200)
  Net operating loss carryforwards                 436,600          551,900
                                              ----------        ----------
      Net deferred tax assets                     407,200           537,700
  Deferred tax asset valuation allowance         (407,200)         (537,700)
                                               ----------        ----------
      Net deferred tax assets                   $    -            $    -
                                              ================   =============

      The full amount of the deferred tax asset was offset by a valuation allowance due to uncertainties associated with the ultimate realization of the net operating loss carryforwards. The change in the valuation allowance for the year ended December 31, 1995 was the result of utilization of net operating loss carryforwards and the increase in the unrealized appreciation on investments.

      For the year ended December 31, 1995, the provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal tax rates to pre-tax income as a result of utilization of net operating loss carryforwards.

      At December 31, 1995, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,284,200, of which $1,033,700, $187,800, and $62,700 expire in 2004, 2005 and 2006, respectively.


9.    RELATED PARTIES

         MANAGEMENT, DISTRIBUTION AND SERVICE FEES
         All management and distribution fees are from providing services to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Service fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $363,217, $466,792 and $333,834 for the years ended December 31, 1995,
         1994 and 1993, respectively.

         In connection with investment management services, the Company's investment managers waived management fees from the Funds in the amount of $270,233, $256,857 and $222,658 for the years ended December 31, 1995, 1994 and 1993, respectively, and are included in general and administrative expenses in the Statement of Income.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1994 AND 1993



         Certain officers of the Company also serve as officers and/or directors of the Funds.

         Commencing August 1992, the Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of December 31, 1995, the policy had a cash surrender value of approximately $46,675 and is included in other assets in the balance sheet.

         The Company's discount broker/dealer received brokerage commissions of approximately $153,200, $108,100 and $79,600 from the Funds for the years ended December 31, 1995, 1994 and 1993, respectively.


10.   COMMITMENTS AND CONTINGENCIES

      The Company has a lease for approximately 9,300 square feet of office space. The rent is approximately $116,250 per annum plus $32,550 per annum for electricity. The lease expires December 31, 1996 and is cancelable at the option of the Company on three months' notice. In addition, the Company's discount broker/dealer has a branch office in Boca Raton, Florida consisting of approximately 1,000 square feet. The rent is approximately $21,600 per annum and is cancelable at the option of the Company on six months' notice.

      The Company and its directors are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. as plaintiffs (collectively "Maxus") claiming to collectively own or control 357,500 shares, or approximately 26.5%, of the Class A common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. The complaint alleges that defendants breached fiduciary duties to the Company regarding the adoption and implementation of the Company's 1990 incentive stock option plan ("ISOP"), the rejection, in July 1994, of Maxus' proposal for the liquidation of the Company and the Company's 1986 purchase of an office building. Plaintiffs also allege that all the individual defendants have received excessive compensation and other unspecified benefits. The complaint seeks rescission of the ISOP and an accounting, attorneys' fees, the imposition of a constructive trust and restitution regarding all allegedly improper benefits. On December 21, 1995, plaintiffs moved to file a supplemental complaint challenging the voiding of certain stock option exercises that occurred in November 1993 (See Note 6), and the exercise by the Company's chairman of stock options that he received in 1990 in accordance with their original terms. The supplemental complaint also seeks attorneys' fees. The Company believes that the lawsuit is without merit and intends to defend it vigorously.

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1995, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

      In July 1994, the Company entered into a Death Benefit Agreement ("Agreement") with the Company's Chairman. Following his death, the Agreement provides for annual payments to his wife until her death amounting to 80% of his average annual salary for the three year period prior to his death subject to certain adjustments. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.
                                      -24-








                                   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)




                            MARCH 31,   JUNE 30,       SEPT. 30,   DEC. 31,
   1995
REVENUES                  $1,292,575    $1,323,620    $1,362,963  $1,311,872
                          ==========    ==========    ==========  ==========
INCOME (LOSS)
Net Income (Loss)           $113,764      $115,490       $50,894   $(123,772)
                         ===========   ===========  ============ ===========

INCOME (LOSS) PER SHARE
Net Income (Loss)               $.07          $.07          $.03       $(.07)
                                ====          ====          ====      ======


                                                                        1994
REVENUES                  $1,579,794    $1,375,965    $1,412,499  $1,178,957
                          ==========    ==========    ==========  ==========

INCOME (LOSS)
Net Income (Loss)          $(163,608)     $(12,946)      $93,642    $166,372
                         ===========  ============  ============ ===========

INCOME (LOSS) PER SHARE
Net Income (Loss)              $(.11)        $(.01)         $.06        $.11
                               =====         =====          ====        ====


                                                                        1993
REVENUES                  $1,365,348    $1,499,264    $1,598,014  $1,905,024
                          ==========    ==========    ==========  ==========
INCOME (LOSS)
Net Income (Loss)           $187,948       $72,731      $228,338    $(19,812)
                          ==========    ==========    ==========  ==========

INCOME (LOSS) PER SHARE
Net Income (Loss)               $.13          $.05          $.16       $(.02)
                                ====          ====          ====       =====


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters during the two years ended December 31, 1995.

                                                     PART III



ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

      The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

      NAME            POSITION                         YEARS OF SERVICE  AGE
                                                     DIRECTOR    OFFICER

Bassett S. Winmill    Chairman of the Board             19            19   66

Robert D. Anderson    Vice Chairman of the Board,       19            19   66

Mark C. Winmill       Co-President,                      7             9   38
                      Chief Financial Officer,
                      Director

Thomas B. Winmill, EsqCo-President,                      7             8   36
                      General Counsel, Director

Edward G. Webb, Jr.   Director                          10*           -    56

Charles A. Carroll    Director                           4            -    65

Steven A. Landis      Senior Vice President             -              1   40

Brett B. Sneed, CFA   Senior Vice President             -              8   54

William J. Maynard    Secretary                         -              1   31

James R. Mitchell, II   Senior Vice President            -            2   34

Joseph Leung            Treasurer,                        -           1   30
                        Chief Accounting Officer

*  1985 TO 1990 AND 1992 TO PRESENT.

      Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

     BASSETT S. WINMILL - Chairman of the Board of Directors. He is also Chairman of the mutual funds managed by Company subsidiaries. He is a member of the New York Society of Security Analysts, the Association for Investment Management and Research and the International Society of Financial Analysts.

      ROBERT D. ANDERSON - Vice Chairman of the Board of Directors. He is also Vice Chairman of the mutual funds managed by Company subsidiaries and of the subsidiaries of the Company. He is a member of the Board of Governors of the Mutual Fund Educational Alliance.

     MARK C. WINMILL - Co-President, Chief Financial Officer and Director. He is also President of Bull & Bear Securities, Inc. and Co-President and Chief Financial Officer of the mutual funds managed by Company subsidiaries and certain other subsidiaries of the Company. He is a son of Bassett S. Winmill and a brother of Thomas B. Winmill.

THOMAS B. WINMILL, ESQ. - Co-President, General Counsel and Director. He is also
     President of Bull & Bear Advisers, Inc. and Co-President of the mutual funds managed by Company subsidiaries and certain other subsidiaries of the Company. He is a member of the New York State Bar. He is a son of Bassett
     S. Winmill and a brother of Mark C. Winmill.

     EDWARD G. WEBB, JR. - Director.  He has been  Investment  Director for Home
Insurance Company since 1990. Prior to that, he served as a Senior Vice President and Director of the Company.

     CHARLES A. CARROLL - Director. From 1989 to the present, he has been affiliated with Kalin Associates, Inc., a member firm of the New York Stock Exchange.

      STEVEN A. LANDIS - Senior Vice President. He is also Senior Vice President of the mutual funds managed by Company subsidiaries. From 1993 to 1995 he was Associate Director of Proprietary Trading at Barclays De Zoete Wedd Securities, Inc., from 1992 to 1993 he was Director, Bond Arbitrage at WG Trading Company, and from 1989 to 1992 he was Vice President of Wilkinson Boyd Capital Markets.

      BRETT B. SNEED, CFA - Senior Vice President. He is also Senior Vice President of the mutual funds managed by Company subsidiaries. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts, the Association for Investment Management and Research and the International Society of Financial Analysts.

      WILLIAM J. MAYNARD - Secretary. He is also Vice President and Secretary of the mutual funds managed by Company subsidiaries. He is a member of the New York State Bar. From 1991 to 1994 he was associated with the law firm of Skadden, Arps, Slate, Meagher & Flom.

     JAMES R. MITCHELL, II - Senior Vice President. He is also Senior Vice President of BBSI.

      JOSEPH LEUNG, CPA - Treasurer and Chief Accounting Officer. He is also Treasurer and Chief Accounting Officer of the mutual funds managed by Company subsidiaries. From 1992 to 1995 he held various positions with Coopers & Lybrand L.L.P., a public accounting firm. From 1991 to 1992 he was the accounting supervisor at Retirement Systems Group, a mutual fund company.

      Each director is elected by the vote or written consent of the holder of a majority of the Class B Common Stock and holds office until the next meeting of the Class B common stockholder and until his successor is elected and qualified, or until his earlier death, resignation or removal.

      Based solely on the information from Forms 3, 4, and 5 furnished to it, the Company believes that the following directors, officers, and owners of more than 10 percent of the Class A Common Stock of the Company failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years, and for each such person sets forth the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required form: Thomas B Winmill, 1 late report, 2 transactions not timely reported; Bassett S. Winmill, 1 late report, 2 transactions not timely reported; Mark C. Winmill, 1 late report, 2 transactions not timely reported; James R. Mitchell, 1 late report, 1 transaction not timely reported; William J. Maynard, 1 late report; Steven A. Landis, 1 late report.

      Based on information available to the Company, including a Schedule 13D, amendment No. 9 filed with the SEC on Maxus Securities Corp. and First Enterprise Group Limited Partners II are part of a group owning 357,500 shares or 26.5% of the outstanding Class A Common Stock of the Company. Such entities have not furnished the Company with any form under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.     EXECUTIVE COMPENSATION

      The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules. Any information not presented is omitted because the item is not applicable or not required since the Company qualifies as a small business issuer.

    SUMMARY COMPENSATION TABLE

      The following table sets forth, for the three years ended December 31, 1995, the compensation paid to the chief executive officers and the other executive officers whose total annual salary and bonus exceeded $100,000 in 1995.

                                            SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION                                            ALL OTHER
NAME AND                              SALARY    BONUS OTHER ANNCOMPENSATION
PRINCIPAL POSITION    YEAR      ($)      ($) COMPENSAT    (A)*      (B)
   ------------------ ---- --------------------------      ---      ---

Bassett S. Winmill    1995 $160,000  $10,000       --   $4,788   $4,620
Chairman              1994 $160,000   $6,667       --   $3,790   $3,000
                      1993 $160,000  $13,333       --   $3,790   $2,249

Mark C. Winmill       1995 $100,000   $6,250       --     $132   $3,462
Co-President          1994 $100,000   $4,167       --     $132   $2,083
                      1993 $100,000   $8,334       --     $132   $1,612

Thomas B. Winmill     1995 $100,000   $6,250       --     $132   $3,678
Co-President          1994 $100,000   $4,167       --     $132   $2,083
                      1993 $100,000   $8,334       --     $108   $1,612

Brett B. Sneed        1995 $110,000  $15,125       --     $662   $4,091
Senior Vice President 1994 $110,000 $     --       --     $662   $2,420
                      1993 $110,000  $15,583       --     $662   $1,719

 * Information omitted as perquisites do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year for the named executive officers.

(a)   Represents term life insurance

(b)   Represents Company's matching contributions to 401(k) Plan.

    OPTION GRANTS TABLE

      There were no grants of stock options or stock appreciation rights during the year ended December 31, 1995 to any of the previously named executive officers.

    AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

      The following table sets forth, for the year ended December 31, 1995, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.

                                                    NUMBER OF
                                                 SECURITIES            VALUE OF
                                                  UNDERLYING        UNEXERCISED
                    SHARES                         UNEXERCISED      IN-THE-MONEY
                   ACQUIRED                        OPTIONS AT        OPTIONS AT
                        ON            VALUE         12-31-95 (#)   12-31-95 ($)
                   EXERCISE     REALIZED      EXERCISABLE/      EXERCISABLE/
NAME               (#)              ($)         UNEXERCISABLE    UNEXERCISABLE
- ----              ---------    -------------    -------------    -------------

Bassett S. Winmill200,000       130,000        - / -               - / -
Mark C. Winmill    30,800        23,100        - / -               - / -
Thomas B. Winmill  17,220        12,915        - / -               - / -
Brett B. Sneed     20,000        15,000        - / -               - / -

    LONG-TERM INCENTIVE PLAN AWARDS TABLE

      There were no long-term incentive plan awards made during the year ended December 31, 1995.

    COMPENSATION OF DIRECTORS

     Edward G. Webb, Jr. and Charles A. Carroll were the only individuals who received compensation for their service as directors of the Company in 1995. They were each paid $100 per quarter as a retainer and $400 per quarterly meeting attended plus expenses. For the year ended December 31, 1995, Mr. Webb was paid $1,600 for attending 3 meetings and Mr. Carroll was paid $2,000 for attending all four quarterly meetings. Mr. Webb and Mr. Carroll each also received an option to purchase 10,000 shares of Class A Common Stock at an exercise price of $1.75 per share.
    EMPLOYMENT CONTRACTS

      In July 1994, the Company entered into a Death Benefit Agreement ("Agreement") with the Company's Chairman. Following his death, the Agreement provides for annual payments to his wife until her death amounting to 80% of his average annual salary for the three year period prior to his death subject to certain adjustments. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

      The Company has no employment or termination contracts with any of its employees.

    REPRICING OF OPTIONS TABLE

      There was no repricing of options during the year ended December 31, 1995.

    1995 LONG-TERM INCENTIVE PLAN

      On December 6, 1995, the Board of Directors of the Company ("Board") and the Class B voting common stockholder adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan ("Plan"), under which options and stock-based awards (collectively, "Awards") may be made to directors, officers and employees of the Company or its subsidiaries. Under the Plan, only automatic Awards are made to non-employee directors ("Non-Employee Directors"). The Plan was amended by the Board and the Class B voting common stockholder on February 5, 1996. The amended Plan is described below.

      The purpose of the Plan is to assist the Company and its subsidiaries in attracting and retaining highly competent officers and directors and otherwise on behalf of the Company. The Plan also acts as an incentive in motivating selected officers and key employees to achieve long-term objectives of the Company, which will inure to the benefit of all stockholders of the Company. Any proceeds raised by the Company under the Plan will be used for working capital purposes.

    GENERAL PROVISIONS

      Duration of the Plan; Share Authorization. The Plan will terminate on December 6, 2005, unless terminated earlier by the Board.

      300,000 shares of the Company's Class A Common Stock ("Shares") are available for Awards under the Plan. The Shares to be offered under the Plan are authorized and unissued Shares, or issued Shares that have been reacquired by the Company and held in its treasury. Holders of Shares do not have voting rights except as specifically provided by the Delaware General Corporation Law.

      Shares covered by any unexercised portions of terminated options, Shares forfeited by Participants and Shares subject to any Awards that are otherwise surrendered by a Participant without receiving any payment or other benefit with respect thereto may again be subject to new Awards under the Plan. In the event the purchase price of an option or tax withholding relating to an Award is paid in whole or in part through the delivery of Shares, the number of Shares issuable in connection with the exercise of the option may not again be available for the grant of Awards under the Plan.

      Plan Administration. The Plan is administered by the Stock Option Committee ("Committee") of the Board. The Committee is composed of at least two directors of the Company, each of whom is a "disinterested person" as defined in Rule 16b-3 promulgated by the SEC ("Rule 16b-3") under Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Committee will determine the officers and other key employees who will be eligible for and granted Awards, determine the amount and type of Awards, establish and modify administrative rules relating to the Plan, impose such conditions and restrictions on Awards as it determines appropriate and take such other action as may be necessary or advisable for the proper administration of the Plan. The Committee may, with respect to Participants who are not subject to Section 16 of the Exchange Act, delegate such of its powers and authority under the Plan as it deems appropriate to certain officers or employees of the Company.

      Plan Participants. Any employee of the Company or its subsidiaries, whether or not a director of the Company, may be selected by the Committee to receive an Award under the Plan. Non-Employee Directors only receive automatic and non-discretionary stock options and are not eligible to receive any other Awards under the Plan.

    AWARDS AVAILABLE UNDER THE PLAN

      Awards to employees under the Plan may take the form of stock options or Restricted Share Awards. Awards under the Plan may be granted alone or in combination with other Awards. The stock options awarded to Non-Employee Directors are automatic and non-discretionary in operation. The consideration for issuance of Awards under the Plan is the continued services of the employees and non-employee directors to the Company and its subsidiaries.

      Stock Options Granted to Employees. Stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended from time to time, or any successor thereto ("Code"), and stock options that do not meet such requirements ("Non- Qualified Stock Options") are both available for grant to employees under the Plan.

      The term of each option will be determined by the Committee, but no option will be exercisable prior to six months from the date of grant or more than ten years after the date of grant. If, however, an Incentive Stock Option is granted to a Participant who, at the time of grant of the option, owns (or is deemed to own under Section 424(d) of the Code) more than 10% (a "Ten Percent Shareholder") of the Company's Class B common stock, par value $0.01 per share ("Company Voting Securities"), the option is not exercisable more than five years after the date of grant. Options may also be subject to restrictions on exercise, such as exercise in periodic installments, performance targets and waiting periods, as determined by the Committee.

      The exercise price of each option is determined by the Committee; however, the per share exercise price of an option must be at least equal to 100% of the Fair Market Value (as defined below) of a Share on the date of grant of such option. If, however, an Incentive Stock Option is granted to a Ten Percent Shareholder, the per share exercise price of the option must be at least equal to 110% of the Fair Market Value of a Share on the date of grant of such option. Fair Market Value of a Share means, as of any given date, the most recently reported sale price of a Share on such date as of the time when Fair Market Value is being determined on the principal national securities exchange on which the Shares are then traded or, if the Shares are not then traded on a national securities exchange, the most recently reported sale price of the Shares on such date as of the time when Fair Market Value is being determined on Nasdaq; provided, however, that, if there were no sales reported as of such date, Fair Market Value is the last sale price previously reported. In the event the Shares are not admitted to trade on a securities exchange or quoted on Nasdaq, the Fair Market Value of a Share as of any given date is as determined in good faith by the Committee. Notwithstanding the foregoing, the Fair Market Value of a Share will never be less than par value per share.

      Subject to whatever installment exercise and waiting period provisions the Committee may impose, options may be exercised in whole or in part at any time prior to expiration of the option by giving written notice of exercise to the Company specifying the number of Shares to be purchased. Such notice must be accompanied by payment in full of the purchase price in such form as the Committee may accept (including payment in accordance with a cashless exercise program under which, if so instructed by the Participant, Shares may be issued directly to the Participant's broker or dealer upon receipt of the purchase price in cash from the broker or dealer). If and to the extent determined by the Committee in its sole discretion at or after grant, payment in full or in part may also be made in the form of Shares duly owned by the Participant (and for which the Participant has good title, free and clear of any liens and encumbrances) or by reduction in the number of Shares issuable upon such exercise based, in each case, on the Fair Market Value of the Shares on the date the option is exercised. In the case of an Incentive Stock Option, however, the right to make payment of the purchase price in the form of Shares may be authorized only at the time of grant.

      Stock options granted under the Plan are not transferable except by will or the laws of descent and distribution and may be exercised, during the Participant's lifetime, only by the Participant.

      Unless the Committee provides for a shorter period of time, upon a Participant's termination of employment other than by reason of death or disability, the Participant may, within three months from the date of such termination of employment, exercise all or any part of his or her options as were exercisable at the date of termination of employment but only if (x) the Participant resigns or retires and the Committee consents to such resignation or retirement and (y) such termination of employment is not for cause. In no event, however, may any option be exercised after the time when it would otherwise expire. If such termination of employment is for cause or the Committee does not so consent, the right of such Participant to exercise such options will terminate at the date of termination of employment.

      Further, unless the Committee provides for a shorter period of time, upon a Participant's becoming disabled (such date being the "Disability Date"), the Participant may, within one year after the Disability Date, exercise all or a part of his or her options that were exercisable upon such Disability Date. In no event, however, may any option be exercised after the time when it would otherwise expire.

      Further, unless the Committee provides for a shorter period of time, in the event of the death of a Participant while employed by the Company or prior to the expiration of the option as provided for in the event of disability, to the extent all or any part of the option was exercisable as of the date of death of the Participant, the right of the Participant's beneficiary to exercise the option will expire upon the expiration of one year from the date of the Participant's death (but in no event more than one year from the Participant's Disability Date) or on the stated termination date of the option, whichever is earlier. In the event of the Participant's death, the Committee may, in its sole discretion, accelerate the right to exercise all or any part of an Option that would not otherwise be exercisable.

      To the extent all or any part of an option was not exercisable as of the date of a Participant's termination of employment, such right will expire at the date of such termination of employment. Notwithstanding the foregoing, the Committee, in its sole discretion and under such terms as it deems appropriate, may permit a Participant who will continue to render significant services to the Company after his or her termination of employment to continue to accrue service with respect to the right to exercise his or her options during the period in which the individual continues to render such services.

      On February 5, 1996, the following options were granted to employees under the Plan. Each of these options has a five year term and was granted with a Reload Option (as described below):


                                Exercise Price
  Name and Position             Per Share                  Number of Units
Bassett S. Winmill              $2.0625                    50,000
  Chairman of the Board of
  Directors
Mark C. Winmill                 $1.875                     50,000
  Co-President, Chief
  Financial Officer
Thomas B. Winmill               $1.875                     50,000
  Co-President, General
  Counsel
Robert D. Anderson              $1.875                     20,000
  Vice Chairman
Steven A. Landis                $1.875                     20,000
  Senior Vice President
Brett B. Sneed                  $1.875                     20,000
  Senior Vice President
Executive Officers as a Group                            210,000
Non-Executive Officer           $1.875                     9,000
Employees as a Group
==================================================  ============================

      Reload Options. The Committee may provide, at the time of grant of Incentive Stock Options and at or after the time of grant of Non-Qualified Stock Options, that, if a Participant surrenders Shares in full or partial payment of the purchase price of an option, then, concurrent with such surrender, the Participant, subject to the availability of Shares under the Plan, will be granted a new Non-Qualified Stock Option (a "Reload Option") covering a number of Shares equal to the number so surrendered. No Reload Option may be granted to a Non-Employee Director. A Reload Option may be granted in connection with the exercise of an option that is itself a Reload Option. Each Reload Option will have the same expiration date as the original option and a per share exercise price equal to the Fair Market Value of a Share on the date of grant of the Reload Option. A Reload Option is exercisable at such time or times as the Committee determines (except that no Reload Option is exercisable during the first six months after grant) and will be subject to such other terms and conditions as the Committee may prescribe.

      Restricted Shares. The Committee may award restricted Shares ("Restricted Shares") to a Participant. Such a grant gives a Participant the right to receive Shares subject to a risk of forfeiture based upon certain conditions. The forfeiture restrictions on the Restricted Shares may be based upon performance standards, length of service or other criteria as the Committee may determine. Until all restrictions are satisfied, lapsed or waived, the Company will maintain control over the Restricted Shares but the Participant will be entitled to receive dividends on the Restricted Shares; provided, however, that any Shares distributed as a dividend or otherwise with respect to any Restricted Shares as to which the restrictions have not yet lapsed will be subject to the same restrictions as such Restricted Shares. When all restrictions have been satisfied and/or waived or have lapsed, the Company will deliver to the Participant or, in the case of the Participant's death, his or her beneficiary, stock certificates for the appropriate number of Shares, free of all restrictions (except those imposed by law). None of the Restricted Shares may be assigned or transferred (other than by will or the laws of descent and distribution), pledged or sold prior to lapse or release of the applicable restrictions.

      All of a Participant's Restricted Shares and rights thereto are forfeited to the Company unless the Participant continues in the service of the Company or any parent or subsidiary of the Company as an employee until the expiration of the forfeiture period, and all other applicable restrictions of the Restricted Shares. Notwithstanding the foregoing, the Committee may, in its sole discretion, waive the forfeiture period and any other applicable restrictions on a Participant's Restricted Share Award, provided that the Participant must at that time have completed at least one year of employment after the date of grant.

      Non-Employee Director Options. The Plan provides for the grant of a Non-Qualified Stock Option ("Non-Employee Director Option") to purchase 10,000 Shares to each Non-Employee Director on the date said Non-Employee Director is elected as such for the first time. However, with respect to directors Edward G. Webb, Jr. and Charles A. Carroll, they were each granted a Non-Employee Director Option on December 6, 1995. The per share exercise price for such Non- Employee Director Options is the Fair Market Value of a Share on the date of grant. Accordingly, the per share exercise price of the options granted to Messrs. Carroll and Webb was $1.75. All such options are Non-Qualified Stock Options and have a five year term. Each such option is fully exercisable six months after the date of grant, but is forfeited if the person ceases to be a Non- Employee Director within six months of the date of grant of such option.

      If a Non-Employee Director's service with the Company terminates by reason of death or disability, his or her options may be exercised for a period of one year from the date of such disability or death or until the expiration of the option, whichever is shorter. If a Non-Employee Director's service with the Company terminates other than by reason of death or disability, his or her options may be exercised for a period of three months from the date of such termination or until the expiration of the option, whichever is shorter.

    TERMINATION AND AMENDMENT

      The Board may amend or terminate the Plan at any time it is deemed necessary or appropriate; provided, however, that no amendment may be made, without the affirmative approval of the holder of Company Voting Securities, that would require stockholder approval under Rule 16b-3, the Code or other applicable law unless the Board determines that compliance with Rule 16b-3 and/or the Code is no longer desired.

      Except as provided by the Committee, in its sole discretion, at the time of an Award or pursuant to certain antidilution provisions (as discussed below), no Award granted under the Plan to a Participant may be modified (unless such modification does not materially decrease the value of the Award) after the date of grant except by express written agreement between the Company and the Participant, provided that any such change (a) may not be inconsistent with the terms of the Plan, and (b) must be approved by the Committee.

      The Board has the right and the power to terminate the Plan at any time. No Award may be granted under the Plan after the termination of the Plan, but the termination of the Plan will not have any other effect and any Award outstanding at the time of the termination of the Plan may be exercised after termination of the Plan at any time prior to the expiration date of such Award to the same extent such Award would have been exercisable had the Plan not terminated.

    ANTIDILUTION PROVISIONS

      Recapitalization. The number and kind of shares subject to outstanding Awards, the purchase price or exercise price of such Awards, and the number and kind of shares available for Awards subsequently granted under the Plan will be appropriately adjusted to reflect any stock dividend, stock split, combination or exchange of shares, merger, consolidation or other change in capitalization with a similar substantive effect upon the Plan or the Awards granted under the Plan. The Committee has the power and sole discretion to determine the nature and amount of the adjustment to be made in each case. However, in no event will any adjustment be made in accordance with the Plan's antidilution provisions to any previous grant of Restricted Shares if an adjustment has been or will be made to the Shares awarded to a Participant in such person's capacity as a stockholder.

      Sale or Reorganization. After any reorganization, merger or consolidation in which the Company is the surviving entity, each Participant will, at no additional cost, be entitled upon the exercise of an Award outstanding prior to such event, and in connection with the payout after such event of any Award outstanding at the time of such event, to receive (subject to any required action by stockholders), in lieu of the number of Shares receivable or exercisable pursuant to such option, the number and class of shares of stock or other securities to which such Participant would have been entitled pursuant to the terms of the reorganization, merger or consolidation if, at the time of such reorganization, merger or consolidation, such Participant had been the holder of record of a number of Shares equal to the number of Shares receivable or exercisable pursuant to such Award. Comparable rights will accrue to each Participant in the event of successive reorganizations, mergers or consolidations of the character described above.

      Options to Purchase Stock of Acquired Companies. After any reorganization, merger or consolidation in which the Company is a surviving entity, the Committee may grant substituted options under the provisions of the Plan, pursuant to Section 424 of the Code, replacing old options granted under a plan of another party to the reorganization, merger or consolidation whose stock subject to the old options may no longer be issued following such merger or consolidation. The foregoing adjustments and manner of application of the foregoing provisions will be determined by the Committee in its sole discretion. Any such adjustments may provide for the elimination of any fractional Shares that might otherwise become subject to any options.

    LOANS

      The Company is entitled, if the Committee in its sole discretion deems it necessary or desirable, to lend money to a Participant for purposes of (a) exercising his or her rights under an Award hereunder or (b) paying any income tax liability related to an Award; provided, however, that Non-Employee Directors are not eligible to receive such loans and provided, further, that the portion of the per share exercise price of an option equal to the par value per Share may not be paid by means of a promissory note. Such a loan must be evidenced by a recourse promissory note payable to the order of the Company executed by the Participant and containing such other terms and conditions as the Committee may deem desirable. The interest rate on such loans must be sufficient to avoid imputed interest under the Code.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      (a) Bassett S. Winmill, Chairman of the Board of Directors, owns all of the issued and outstanding shares of the Company's Class B Common Stock, which represents 100% of the Company's voting securities.

      (b) The following table sets forth, as of December 31, 1995, information relating to beneficial ownership by individual directors of the Company, executive officers named in the Summary Compensation Table and by directors and executive officers of the Company as a group, of the currently issued and outstanding Class A Common Stock of the Company.

    AMOUNT AND NATURE OF                                              PERCENT
   NAME OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP (3)      OF CLASS
   ------------------------             ------------------------      --------

   Bassett S. Winmill                            223,104                   16.6%
   Robert D. Anderson                             98,414                    7.3%
   Thomas B. Winmill                              29,720 (1)              2.2%
   Mark C. Winmill                                30,800                    2.3%
   Edward G. Webb, Jr.                             6,684                    (2)
   Charles A. Carroll                              7,500                    (2)
   Brett B. Sneed                                 20,000                    1.5%
   All directors and executive officers
      as a group (11 persons)                    416,222                   30.9%

(1)Includes 2,500 and 10,000 shares held by Thomas B. Winmill's wife and sons, respectively.

(2)Less than 1%.

(3)The nature of the beneficial ownership for all the Class A Common Stock is investment power.

      (c)  OTHER INFORMATION

      In June 1994, the Board of Directors of the Company rejected an offer of $3.50 per share contained in a letter dated May 17, 1994 to the Company from Maxus Investment Group. Maxus, of Pepper Pike, Ohio, which owns 26.5% of the Company's Class A stock, offered $3.50 per share for the balance of the Class A stock outstanding subject to due diligence and the agreement by Bassett S. Winmill, Chairman of the Company, to sell all his Class B voting stock. Mr. Winmill indicated to Maxus, as he had on numerous previous occasions, that he had no intention of selling his Class B voting stock.

      In July 1994, the Board of Directors of the Company unanimously determined not to proceed with a revised proposal of Maxus Investment Group to liquidate the Company and guarantee shareholders no less than $5.00 per share, as reflected in Maxus' letters dated June 17, 1994 and June 28, 1994. Mr. Winmill advised Maxus that he had no intention of selling his Class B stock or voting such stock for any proposal or transaction involving the merger, sale, acquisition, reorganization, dissolution, or any like extraordinary transaction involving the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following sets forth the reportable items regarding indebtedness of management in excess of $60,000. In connection with the exercise of stock options and related tax expense, the Company received notes with an interest rate of 4.86% per annum payable on the earlier of November 1, 1998 or within 60 days of termination of employment.

                                             LARGEST                     AMOUNT
                                            AMOUNT OF             OUTSTANDING AT
NAME AND RELATIONSHIP                     INDEBTEDNESS       DECEMBER 31, 1995

Bassett S. Winmill, Chairman             $329,503 (1)             $92,608 (2)


(1) Includes promissory note of $220,000 and accrued interest cancelled in connection with the voiding of the stock options (See Note 6).

(2)   Includes interest on the note of $6,804 which was paid on January 13, 1996

                                     PART IV



ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

    (a)        (1)   Financial Statements
                         See Item 8 for a list of the financial statements filed
as part of this report.

               (2)   Financial  Statement  Schedules by  Regulation  S-X are not
                     required   under   the   related    instructions   or   are
                     inapplicable, and therefore have been omitted.

               (3)   Exhibits
                         (2)  Not applicable
                         (3) Certificate of Incorporation as amended October 24, 1989 as filed as an exhibit to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference and By-Laws amended as of October 1, 1993 as filed as an exhibit to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
                         (4) Instruments defining the rights of security holders, including indentures (see Article Four of Certificate of Incorporation).
                         (9)  Not applicable.
                       (10)   Material Contracts

                              (a)   Investment      Management       Agreements,
                                    Distribution     Agreements,     Plans    of
                                    Distribution ("12b-1 Plans") and Shareholder
                                    Services Agreements between subsidiaries of the Company and the Funds:

                                                                    SHAREHOLDER
                                     MANAGEMENT  DISTRIBUTION  12B-1   SERVICES
                FUND               AGREEMENT    AGREEMENT    PLAN     AGREEMENT

(i)   Bull & Bear Dollar Reserves             (2) (2) (2) (5)
(ii)  Bull & Bear Gold Investors Ltd.         (2) (2) (2) (5)
(iii) Bull & Bear Global Income Fund          (2) (2) (2) (5)
(iv)  Bull & Bear U.S. and Overseas Fund      (2) (2) (2) (5)
(v)   Bull & Bear Special Equities Fund, Inc. (2) (2) (2) (5)
(vi)  Bull & Bear Municipal Income Fund       (1) (2) (4) (5)
(vii) Bull & Bear U.S. Government
Securities Fund                               (2) (2) (2) (5)
(viii) Bull & Bear Quality Growth Fund        (2) (2) (2) (5)
(ix)  Midas Fund, Inc.                        (6) (6) (6) (6)

                                    (1)  Filed as  exhibits to Form 10-K for the
                                         year  ended   December   31,  1991  and
                                         incorporated herein by reference.

                                    (2)  Filed as  exhibits to Form 10-K for the
                                         year  ended   December   31,  1993  and
                                         incorporated herein by reference.

                                    (3)  Filed as  exhibits to Form 10-K for the
                                         year  ended   December   31,  1989  and
                                         incorporated herein by reference.

                                    (4)  Filed as  exhibits to Form 10-K for the
                                         year  ended   December   31,  1990  and
                                         incorporated herein by reference.

                                    (5)  Filed as  exhibits to Form 10-K for the
                                         year   ended    December    31,    1994
                                         incorporated herein by reference.

        (6) Filed as exhibits to Form 10-K for the year ended December 31, 1995 and filed herewith.

  (b) Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, as adopted December 6, 1995 and amended February 6, 1996, filed as exhibit to Form 10-K for the year ended December 31, 1995 and filed herewith.

  (c) Section 422A Incentive Stock Option Plan, as adopted December 5, 1990, filed as exhibit to Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

        (e) Investment Management Transfer Agreements between the investment management subsidiaries of the Company and filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

        (e) Bull & Bear Investment Plan, filed as an exhibit to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

        (f) Death Benefit Agreement dated July 22, 1994 and filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

  (g)   Bull & Bear Group, Inc. Incentive Stock Option Agreement for
        Employees - Bassett S. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and filed herewith.

      (h) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Robert D. Anderson filed as an exhibit to Form 10-K for the year ended December 31, 1995 and filed herewith.

      (i) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Mark C. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and filed herewith.

     (j) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Thomas B. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and filed herewith.

  (k) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Steven A. Landis filed as an exhibit to Form 10-K for the year ended December 31, 1995 and filed herewith.

  (l) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Brett B. Sneed filed as an exhibit to Form 10-K for the year ended December 31, 1995 and filed herewith.

  (m)   Bull & Bear Group, Inc. Incentive Stock Option Agreement for
        Employees - Edward G. Webb, Jr. filed as an exhibit to Form 10-K for the year ended December 31, 1995 and filed herewith.

  (n) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Charles A. Carroll filed as an exhibit to Form 10-K for the year ended December 31, 1995 and filed herewith.

   (11)   Statement Regarding Computation of Per Share Earnings
   (12)   Not applicable.
   (13)   Not applicable.
   (16)   Not applicable.
   (18)   Not applicable.
   (21)   Wholly-Owned Subsidiaries of the Company
   (22)   Not applicable.
   (23)   Not applicable.
   (24)   Not applicable.
   (27)   Financial Data Schedule
   (28)   Not applicable.
   (99)   Not applicable.

    (b) Reports on Form 8-K. A report on Form 8-K was filed on October 6, 1995 reporting on a Item 2 Acquisition or Disposition of Assets, as follows:

(a) The Company's wholly-owned subsidiary, Midas Management Corporation ("MMC"), entered into an Asset Purchase Agreement with Excel Advisors, Inc. ("Excel Advisors"), providing for MMC's purchase of the assets that relate to the management of Excel Midas Gold Shares, Inc. ("Midas"), a mutual fund, for $182,500. The source of the funds used was the Company's working capital. The transfer of these assets resulted in the assignment and automatic termination of the current investment management agreement between the Excel Advisors and Midas (the "Current Agreement"). Accordingly, as a result of the termination of the Current Agreement, shareholders of Midas were asked to consider a new investment management agreement ("New Agreement") between Midas and MMC effective upon the termination of the Current Investment Management Agreement. In connection with such matters, shareholders were also asked to consider a subadvisory agreement, described below, and a reorganization of Midas, resulting in its reincorporation as a Maryland company to be named "Midas Fund, Inc." and authorizing the approval of agreements for Midas Fund, Inc. identical to the New Agreement and the subadvisory agreement, as well as a plan of distribution with a Company broker/dealer subsidiary, and to elect a new board of directors comprised similarly to the boards of directors of the Bull & Bear Funds. Each of the above items was approved by shareholders on August 25, 1995.
               With respect to Midas and Bull & Bear Gold Investors Ltd. (the "Funds"), the Company investment management subsidiaries (the "Investment Managers") entered into subadvisory agreements with Lion Resource Management Limited (the "Subadviser") regarding Fund portfolio investments. Pursuant to the agreements, the Subadviser advises and consults with the Investment Managers regarding the selection, clearing and safekeeping of the Funds' portfolio investments and assists in pricing and generally monitoring such investments. The Subadviser also provides the Investment Managers with advice as to allocating the Funds' portfolio assets among various countries, including the United States, and among equities, bullion, and other types of investments, including recommendations of specific investments. The Investment Managers, not the Funds, pay the Subadviser monthly a percentage of the Investment Manager's net fees based upon the Funds' performance and total net assets. Each agreement was approved by that Fund's shareholders on August 25, 1995.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BULL & BEAR GROUP, INC.



March 29, 1996                  By:
                                        Joseph Leung
                                        Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 29, 1996                 By:
                                       Bassett S. Winmill,
                                       Chairman of the Board, Director



March 29, 1996                 By:
                                       Robert D. Anderson,
                                       Vice Chairman, Director



March 29, 1996                 By:
                                       Mark C. Winmill,
                                       Co-President, Chief Financial Officer,
                                       Director



March 29, 1996                 By:
                                       Thomas B. Winmill, Esq.
                                       Co-President, General Counsel, Director



March 29, 1996                 By:
                                       Edward G. Webb, Jr.
                                       Director



March 29, 1996                  By:
                                        Charles A. Carroll,
                                        Director

                                   SIGNATURES



      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BULL & BEAR GROUP, INC.



March 29, 1996                       By:     /s/ Joseph Leung
                                             Joseph Leung
                                            Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 29, 1996                By:     /s/ Bassett S. Winmill
                                      ----------------------
                                      Bassett S. Winmill,
                                      Chairman of the Board, Director



March 29, 1996                By:     /s/ Robert D. Anderson
                                      ----------------------
                                      Robert D. Anderson,
                                      Vice Chairman, Director



March 29, 1996                By:     /s/ Mark C. Winmill
                                      Mark C. Winmill,
                                      Co-President, Chief Financial Officer,
                                      Director



March 29, 1996                By:     /s/ Thomas B. Winmill
                                      ---------------------
                                      Thomas B. Winmill, Esq.
                                      Co-President, General Counsel, Director



March 29, 1996          By:                 /s/ Edward G. Webb, Jr.
                                            -----------------------
                                                    Edward G. Webb, Jr.
                                                    Director



March 29, 1996                              By:     /s/ Charles A. Carroll
                                                    ----------------------
                                                    Charles A. Carroll,
                                                    Director




                                      -41-









                                INDEX TO EXHIBITS



(3)  Exhibits

        (10)   Material Contracts

  (a) Investment Management Agreement between a subsidiary of the Company and Midas Fund, Inc.

  (b) Distribution Agreement between a subsidiary of the Company and Midas Fund, Inc.

  (c) Plan of Distribution between a subsidiary of the Company and Midas Fund, Inc.

  (d) Shareholder Services Agreement between a subsidiary of the Company and Midas Fund, Inc.

  (e) Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, as adopted Decem 6, 1995 and amended February 5, 1996.

  (f) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Bassett S. Winmill.

(g) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Robert D. Anderson.

(h) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Mark C. Winmill.

(i) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Thomas B. Winmill.

(j) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Steven A. Landis.

(k) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Brett B. Sneed.

(l)   Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees -
                        Edward G. Webb, Jr.

   (m) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees Charles A. Carroll.

        (11)   Statement Regarding Computation of Per Share Earnings

        (21)   Wholly-Owned Subsidiaries of the Company









                                    -42-
                                                                 Exhibit 10(a)
                                                                 Item 1 of 1

                         INVESTMENT MANAGEMENT AGREEMENT

         AGREEMENT made this day of , 1995, by and between MIDAS FUND, INC. a Maryland corporation (the "Fund") and MIDAS MANAGEMENT CORPORATION, a Delaware corporation (the "Investment Manager").

         WHEREAS the Fund is registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as an open-end management investment company and proposes to offer for public sale shares of common stock that may be issued as distinct series ("Series"), each corresponding to a distinct portfolio; and

         WHEREAS the Fund desires to retain the Investment Manager to furnish certain investment advisory and portfolio management services to the Fund and any Series thereof, and the Investment Manager desires to furnish such services;

         NOW THEREFORE, in consideration of the mutual promises and agreements herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, it is hereby agreed between the parties hereto as follows:

         1. The Fund hereby employs the Investment Manager to manage the investment and reinvestment of the assets of the Fund and any Series thereof, including the regular furnishing of advice with respect to the Fund's or its Series' portfolio transactions subject at all times to the control and final direction of the Fund's Board of Directors, for the period and on the terms set forth in this Agreement. The Investment Manager hereby accepts such employment and agrees during such period to render the services and to assume the obligations herein set forth, for the compensation herein provided. The Investment Manager shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Fund in any way, or otherwise be deemed an agent of the Fund.

         2. The Fund (or each Series) assumes and shall pay all the expenses (or such Series' proportionate share of such expenses) required for the conduct of its business including, but not limited to, (a) salaries of administrative and clerical personnel; (b) brokerage commissions; (c) taxes and governmental fees;
(d) costs of insurance and fidelity bonds; (e) fees of the transfer agent, custodian, legal counsel and auditors; (f) association fees; (g) costs of preparing, printing and mailing proxy materials, reports and notices to shareholders; (h) costs of preparing, printing and mailing the prospectus and statement of additional information and supplements thereto; (i) payment of dividends and other distributions; (j) costs of stock certificates; (k) costs of

Board and shareholders meetings; (l) fees of the independent directors; (m) necessary office space rental; (n) all fees and expenses (including expenses of counsel) relating to the registration and qualification of shares of the Fund (or its Series) under applicable federal and state securities laws and maintaining such registrations and qualifications; and (o) such non-recurring expenses as may arise, including, without limitation, actions, suits or proceedings affecting the Fund (or its Series) and the legal obligation which the Fund (or its Series) may have to indemnify its officers and directors with respect thereto.

         3. The Investment Manager may, but shall not be obligated to, pay or provide for the payment of expenses which are primarily intended to result in the sale of the Fund's shares or the servicing and maintenance of shareholder accounts, including, without limitation, payments for: advertising, direct mail and promotional expenses; compensation to and expenses, including overhead and telephone and other communication expenses, of the Investment Manager and its affiliates, the Fund, and selected dealers and their affiliates who engage in or support the distribution of shares or who service shareholder accounts; fulfillment expenses including the costs of printing and distributing prospectuses, statements of additional information, and reports for other than existing shareholders; the costs of preparing, printing and distributing sales literature and advertising materials; and, internal costs incurred by the Invest ment Manager and its affiliates and allocated to efforts to distribute shares of the Fund such as office rent and equipment, employee salaries, employee bonuses and other overhead expenses. Such payments may be for the Investment Manager's own account or may be made on behalf of the Fund pursuant to a written agreement relating to a plan of distribution adopted pursuant to Rule 12b-1 under the 1940 Act.

         4. If requested by the Fund's Board of Directors, the Investment Manager may provide other services to the Fund (or its Series) such as, without limitation, the functions of billing, accounting, certain shareholder communications and services, administering state and Federal registrations, filings and controls and other administrative services. Any services so requested and performed will be for the account of the Fund (or its Series) and the costs of the Investment Manager in rendering such services shall be reimbursed by the Fund, subject to examination by those directors of the Fund who are not interested persons of the Investment Manager or any affiliate thereof.

         5. The services of the Investment Manager are not to be deemed exclusive, and the Investment Manager shall be free to render similar services to others in addition to the Fund so long as its services hereunder are not impaired thereby.

         6. The Investment Manager shall create and maintain all necessary books and records in accordance with all applicable laws, rules and regulations, including but not limited to records required by Section 31(a) of the 1940 Act and the rules thereunder, as the same may be amended from time to time, pertaining to the investment management services performed by it hereunder and not otherwise created and maintained by another party pursuant to a written contract with the Fund. Where applicable, such records shall be maintained by the Investment Manager for the periods and in the places required by Rule 31a-2 under the 1940 Act. The books and records pertaining to the Fund which are in the possession of the Investment Manager shall be the property of the Fund. The Fund, or the Fund's authorized representatives, shall have access to such books and records at all times during the Investment Manager's normal business hours. Upon the reasonable request of the Fund, copies of any such books and records shall be provided by the Investment Manager to the Fund or the Fund's authorized representatives.

         7. (a) As compensation for its services, with respect to the Fund (or its Series) the Investment Manager will be paid by the Fund a fee payable monthly and computed at the annual rate of 1% of the first $200 million of average daily net assets of the Fund (or its Series), .95% of such net assets over $200 million up to $400 million, .90% of such net assets over $400 million up to $600 million, .85% of such net assets over $600 million up to $800 million, .80% of such net assets over $800 million up to $1 billion, and .75% of such net assets over $1 billion. The aggregate net assets for each day shall be computed by subtracting the liabilities of the Fund (or its Series) from the value of its assets, such amount to be computed as of the calculation of the net asset value per share on each business day.

             (b) For the services provided and the expenses assumed pursuant to this Agreement with respect to any Series hereafter established, the Investment Manager will be paid by the Fund from the assets of such Series a fee in an amount to be agreed upon in a written fee agreement ("Fee Agreement") executed by the Fund on behalf of such Series and the Investment Manager. The Fee Agreements shall provide that they are subject to all terms and conditions of this Agreement.

          8. The Investment Manager shall direct portfolio transactions to broker/dealers for execution on terms and at rates which it believes, in good faith, to be reasonable in view of the overall nature and quality of services provided by a particular bro ker/dealer, including brokerage and research services and sales of Fund shares and shares of other investment companies or series thereof for which the Investment Manager or an affiliate thereof serves as investment adviser. The Investment Manager may also allocate portfolio transactions to broker/dealers that remit a portion of their commissions as a credit against Fund expenses. With respect to brokerage and research services, the Investment Manager may consider in the selection of broker/dealers brokerage or research provided and payment may be made of a fee higher than that charged by another broker/dealer which does not furnish brokerage or research services or which furnishes brokerage or research services deemed to be of lesser value, so long as the criteria of Section 28(e) of the Securities Exchange Act of 1934, as amended, or other applicable law are met. Although the Invest ment Manager may direct portfolio transactions without necessarily obtaining the lowest price at which such broker/dealer, or another, may be willing to do business, the Investment Manager shall seek the best value for the Fund (or its Series) on each trade that circumstances in the market place permit, including the value inherent in on-going relationships with quality brokers. To the extent any such brokerage or research services may be deemed to be additional compensation to the Investment Manager from the Fund, it is authorized by this Agreement. The Investment Manager may place Fund brokerage through an affiliate of the Investment Manager, provided that: the Fund not deal with such affiliate in any transaction in which such affiliate acts as principal; the commissions, fees or other remuneration received by such affiliate be reasonable and fair compared to the commissions, fees or other remuneration paid to other brokers in connection with comparable transactions involving similar securities being purchased or sold on a securities exchange during a comparable period of time; and such brokerage be undertaken in compliance with applicable law. The Investment Manager's fees under this Agreement shall not be reduced by reason of any commissions, fees or other remuneration received by such affiliate from the Fund.

         9. The Investment Manager shall waive all or part of its fee or reimburse the Fund (or its Series) monthly if and to the extent the aggregate operating expenses of the Fund (or its Series) exceed the most restrictive limit imposed by any state in which shares of the Fund are qualified for sale or such lesser amount as may be agreed to by the Fund's Board of Directors and the Investment Manager. In calculating the limit of operating expenses, all expenses excludable under state regulation or otherwise shall be excluded. If this Agreement is in effect for less than all of a fiscal year, any such limit will be applied proportionately.

         10. Subject to and in accordance with the Articles of Incorporation and By-laws of the Fund and of the Investment Manager, it is understood that directors, officers, agents and shareholders of the Fund are or may be interested in the Fund as directors, officers, shareholders or otherwise, that the Investment Manager is or may be interested in the Fund as a shareholder or otherwise and that the effect and nature of any such interests shall be governed by law and by the provisions, if any, of said Articles of Incorporation or By-laws.

         11. This Agreement shall become effective upon the date hereinabove written and, unless sooner terminated as provided herein, this Agreement shall continue in effect for two years from the above written date. Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (a) by the Board of Directors of the Fund or by the holders of a majority of the outstanding voting securities of the Fund as defined in the 1940 Act (or with respect to any given Series by the holders of a majority of the outstanding voting securities of such Series as defined in the 1940 Act) and
(b) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party. This Agreement may be terminated without penalty at any time either by vote of the Board of Directors of the Fund or by vote of the holders of a majority of the outstanding voting securities of the Fund (or with respect to any given Series by the holders of a majority of the outstanding voting securities of such Series) on 60 days' written notice to the Investment Manager, or by the Investment Manager on 60 days' written notice to the Fund. Termination of this Agreement with respect to any given Series shall in no way affect the continued validity of this Agreement or the performance thereunder with respect to any other Series. This Agreement shall immediately terminate in the event of its assignment.

         12. The Investment Manager shall not be liable to the Fund or any Series or any shareholder of the Fund for any error of judgment or mistake of law or for any loss suffered by the Fund or any Series or the Fund's shareholders in connection with the matters to which this Agreement relates, but nothing herein contained shall be construed to protect the Investment Manager against any liability to the Fund or any Series or the Fund's shareholders by reason of willful misfeasance, bad faith, or gross negligence in the performance of its duties or by reason of its reckless disregard of obligations and duties under this Agreement.

         13. As used in this Agreement, the terms "interested person," "assignment," and "majority of the outstanding voting securities" shall have the meanings provided therefor in the 1940 Act, and the rules and regulations thereunder.

         14. This Agreement constitutes the entire agreement between the parties hereto and supersedes any prior agreement with respect to the subject hereof whether oral or written. If any provision of this Agreement shall be held or made invalid by a court or regulatory agency decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby.

         15. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, provided, however, that nothing herein shall be construed in a manner inconsistent with the 1940 Act or any rule or regulation promulgated thereunder.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

MIDAS FUND, INC.

By:____________________________

MIDAS MANAGEMENT CORPORATION

By:____________________________

DISTRIBUTION AGREEMENT


         AGREEMENT made as of __________________, 1995, between MIDAS FUND, INC. ("Fund"), a corporation organized and existing under the laws of the State of Maryland, and Investor Service Center, Inc. ("Distributor"), a corporation organized and existing under the laws of the State of Delaware.

         WHEREAS the Fund is registered under the Investment Company Act of 1940, as amended ("1940 Act"), as an open-end management investment company; and

         WHEREAS the Fund desires to retain the Distributor as principal distributor in connection with the offering and sale of the shares of common stock ("Shares") and of such other series as may hereafter be designated ("Series") by the Fund's Board of Directors ("Board"); and

         WHEREAS the Distributor is willing to act as principal distributor for each such Series on the terms and conditions hereinafter set forth;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, it is agreed between the parties hereto as follows:

         1. Appointment. The Fund hereby appoints the Distributor as its exclusive agent to be the principal distributor to sell and to arrange for the sale of the Shares on the terms and for the period set forth in this Agreement. The Distributor hereby accepts such appointment and agrees to act hereunder.

         2.       Services and Duties of the Distributor.

                  (a) The Distributor agrees to sell the Shares on a best efforts basis from time to time during the term of this Agreement as agent for the Fund and upon the terms described in the Registration Statement. As used in this Agreement, the term "Registration Statement" shall mean the currently effective registration statement of the Fund, and any supplements thereto, under the Securities Act of 1933, as amended ("1933 Act"), and the 1940 Act.

                  (b) Upon the later of the date of this Agreement or the initial offering of the Shares to the public by a Series, the Distributor will hold itself available to receive purchase orders, satisfactory to the Distributor for Shares of that Series and will accept such orders on behalf of the Fund as of the time of receipt of such orders and promptly transmit such orders as are accepted to the Fund's transfer agent. Purchase orders shall be deemed effective at the time and in the manner set forth in the Regis tration Statement.

                  (c) The Distributor in its discretion may enter into agreements to sell Shares to such registered and qualified retail dealers, as it may select. In making agreements with such dealers, the Distributor shall act only as principal and not as agent for the Fund.

                  (d) The offering price of the Shares of each Series shall be the net asset value per Share as next determined by the Fund following receipt of an order at the Distributor's principal office. The Fund shall promptly furnish the Distributor with a statement of each computation of net asset value.

                  (e) The Distributor shall not be obligated to sell any certain number of Shares.

                  (f) The Distributor shall provide ongoing shareholder services, which include responding to shareholder inquiries, providing shareholders with information on their investments in the Series and any other services now or hereafter deemed to be appropriate subjects for the payments of "service fees" under Section 26(d) of the National Association of Securities Dealers, Inc. ("NASD") Rules of Fair Practice (collectively, "service activities").

                  (g) The Distributor shall have the right to use any lists of shareholders of the Fund or any other lists of investors which it obtains in connection with its provision of services under this Agreement; provided, however, that the Distributor shall not sell or knowingly provide such lists of shareholders to any unaffiliated person unless reasonable payment is made to the Fund.

         3. Authorization to Enter into Dealer Agreements and to Delegate Duties as Distributor. With respect to any or all Series, the Distributor may enter into a dealer agreement with respect to sales of the Shares or the provision of service activities with any registered and qualified dealer. In a separate contract or as part of any such dealer agreement, the Distributor also may delegate to another registered and qualified dealer ("sub-distributor") any or all of its duties specified in this Agreement, provided that such separate contract or dealer agreement imposes on the sub-distributor bound thereby all applicable duties and conditions to which the Distributor is subject under this Agreement, and further provided that such separate contract meets all requirements of the 1940 Act and rules thereunder.

         4. Services Not Exclusive. The services furnished by the Distributor hereunder are not to be deemed exclusive and the Distributor shall be free to furnish similar services to others so long as its services under this Agreement are not impaired thereby. Nothing in this Agreement shall limit or restrict the right of any director, officer or employee of the Distributor, who may also be a director, officer or employee of the Fund, to engage in any other business or to devote his or her time and attention in part to the management or other aspects of any other business, whether of a similar or a dissimilar nature.

         5.       Compensation for Distribution and Service Activities.

                  (a) As compensation for its distribution and service activities under this Agreement with respect to each Series and its shareholders, the Distributor shall receive from the Fund a fee (or fees) at the rate and under the terms and conditions of the Plan of Distribution pursuant to Rule 12b-1 under the 1940 Act ("Plan") adopted by the Fund with respect to the Series, as such Plan is amended from time to time, and subject to any further limitations on such fee as the Board may impose.

                  (b) The Distributor may reallow any or all of the fees it is paid to such dealers as the Distributor may from time to time determine.

         6.       Duties of the Fund.

                  (a) The Fund reserves the right at any time to withdraw offering Shares of any or all Series by written notice to the Distributor at its principal office.

                  (b) The Fund shall  determine in its sole  discretion  whether certificates shall be issued with respect to the Shares. If the Fund has determined that certificates shall be issued, the Fund will not cause certificates representing Shares to be issued unless so requested by shareholders. If such request is transmitted by the Distributor, the Fund will cause certificates evidencing Shares to be issued in such names and denominations as the Distributor shall from time to time direct.

                  (c) The Fund shall keep the Distributor fully informed of its affairs and shall make available to the Distributor copies of all information, financial statements, and other papers which the Distributor may reasonably request for use in connection with the distribution of Shares, including, without limitation, certified copies of any financial statements prepared for the Fund by its independent public accountant and such reasonable number of copies of the most current prospectus, statement of additional information, and annual and interim reports of any Series as the Distributor may request, and the Fund shall cooperate fully in the efforts of the Distributor to sell and arrange for the sale of the Shares of the Series and in the performance of the Distributor's duties under this Agreement.

                  (d) The Fund shall take, from time to time, all necessary action, including payment of the related filing fee, as may be necessary to register Shares of each Series under the 1933 Act to the end that there will be available for sale such number of Shares as the Distributor may be expected to sell. The Fund agrees to file, from time to time, such amendments, reports, and other documents as may be necessary in order that there will be no untrue statement of a material fact in the Registration Statement, nor any omission of a material fact which omission would make the statements therein misleading.

                  (e) The Fund shall use its best efforts to qualify and maintain the qualification of an appropriate number of Shares of each Series for sale under the securities laws of such states or other jurisdictions as the Distributor and the Fund may approve, and, if necessary or appropriate in connection therewith, to qualify and maintain the qualification of the Fund as a broker or dealer in such jurisdictions; provided that the Fund shall not be required to amend its Articles of Incorporation or By-Laws to comply with the laws of any jurisdiction, to maintain an office in any jurisdiction, to change the terms of the offering of the Shares in any jurisdic tion from the terms set forth in its Registration Statement, to qualify as a foreign corporation in any jurisdiction, or to consent to service of process in any jurisdiction other than with respect to claims arising out of the offering of the Shares. The Distributor shall furnish such information and other material relating to its affairs and activities as may be required by the Fund in connection with such qualifications.

         7. Expenses of the Fund. The Fund shall bear all costs and expenses of registering the Shares with the Securities and Exchange Commission and state and other regulatory bodies, and shall assume expenses related to communications with shareholders of each Series, including (i) fees and disbursements of its counsel and independent public accountant; (ii) the preparation, filing and printing of registration statements and/or prospectuses or statements of additional information required under the federal securities laws; (iii) the preparation and mailing of annual and interim reports, prospectuses, statements of additional information and proxy materials to shareholders; and (iv) the qualifications of Shares for sale and of the Fund as a broker or dealer under the securities laws of such jurisdictions as shall be selected by the Fund and the Distributor pursuant to Paragraph 6(e) hereof, and the costs and expenses payable to each such jurisdiction for continuing qualification therein.

         8. Expenses of the Distributor. Distributor shall bear all costs and expenses of (i) preparing, printing and distributing any materials not prepared by the Fund and other materials used by the Distributor in connection with the sale of Shares under this Agreement, including the additional cost of printing copies of prospectuses, statements of additional information, and annual and interim shareholder reports other than copies thereof required for distribution to existing shareholders or for filing with any Federal or state securities authorities; (ii) any expenses of advertising incurred by the Distributor in connection with such offering; (iii) the expenses of registration or qualification of the Distributor as a broker or dealer under federal or state laws and the expenses of continuing such registration or qualification; and (iv) all compensation paid to the Distributor's employees and others for selling

Shares, and all expenses of the Distributor, its employees and others who engage in or support the sale of Shares as may be incurred in connection with their sales efforts.

         9.       Indemnification.

                  (a) The Fund agrees to indemnify, defend and hold the Distributor, its officers and directors, and any person who controls the Distributor within the meaning of Section 15 of the 1933 Act, free and harmless from and against any and all claims, demands, liabilities and expenses
(including the cost of investigating or defending such claims, demands or liabilities and any counsel fees incurred in connection therewith) which the Distributor, its officers, directors or any such controlling person may incur under the 1933 Act, or under common law or otherwise, arising out of or based upon any alleged untrue statement of a material fact contained in the Registration Statement or arising out of or based upon any alleged omission to state a material fact required to be stated in the Registration Statement or necessary to make the statements therein not misleading, except insofar as such claims, demands, liabilities or expenses arise out of or are based upon any such untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with information furnished in writing by the Distributor to the Fund for use in the Registration Statement; provided, however, that this indemnity agreement shall not inure to the benefit of any person who is also an officer or director of the Fund or who controls the Fund within the meaning of Section 15 of the 1933 Act, unless a court of competent jurisdiction shall determine, or it shall have been determined by controlling precedent, that such result would not be against public policy as expressed in the 1933 Act; and further provided, that in no event shall anything contained herein be so construed as to protect the Distributor against any liability to the Fund or to the shareholders of any Series to which the Distributor would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of its reckless disregard of its obligations under this Agreement. The Fund shall not be liable to the Distributor under this indemnity agreement with respect to any claim made against the Distributor or any person indemnified unless the Distributor or other such person shall have notified the Fund in writing of the claim within a reasonable time after the summons or other first written notification giving information of the nature of the claim shall have been served upon the Distributor or such other person (or after the Distributor or the person shall have received notice of service on any designated agent). However, failure to notify the Fund of any claim shall not relieve the Fund from any liability which it may have to the Distributor or any person against whom such action is brought otherwise than on account of this indemnity agreement. The Fund shall be entitled to participate at its own expense in the defense or, if it so elects, to assume the defense of any suit brought to enforce any claims subject to this indemnity agreement. If the Fund elects to assume the defense of any such claim, the defense shall be conducted by counsel chosen by the Fund and satisfactory to indemnified defendants in the suit whose approval shall not be unreasonably withheld. In the event that the Fund elects to assume the defense of any suit and retain counsel, the indemnified defendants shall bear the fees and expenses of any additional counsel retained by them. If the Fund does not elect to assume the defense of a suit, it will reimburse the indemnified defendants for the reasonable fees and expenses of any counsel retained by the indemnified defendants. The Fund agrees to notify the Distributor promptly of the commencement of any litigation or proceedings against it or any of its officers or directors in connection with the issuance or sale of any of its Shares.

                  (b) The Distributor shall not be liable for any error of judgment or mistake of law or for any loss suffered by the Fund in connection with the matters to which this Agreement relates (including any loss arising out of the receipt by the Distributor of inadequate consideration in connection with an order to purchase Shares whether in the form of fraudulent check, draft or wire; a check returned for insufficient funds; or any other inadequate consideration (hereinafter "Check Loss")), except a loss resulting from the willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or from reckless disregard by it of its obligations and duties under this Agreement; provided, however, that the Fund shall not be liable for Check Loss resulting from willful misfeasance, bad faith or gross negligence on the part of the Distributor.







                  (c) The Distributor agrees to indemnify, defend, and hold the Fund, its officers and directors and any person who controls the Fund within the meaning of Section 15 of the 1933 Act, free and harmless from and against any and all claims, demands, liabilities and expenses (including the cost of investigating or defending against such claims, demands or liabilities and any counsel fees incurred in connection therewith) which the Fund, its directors or officers, or any such controlling person may incur under the 1933 Act or under common law or otherwise arising out of or based upon any alleged untrue statement of a material fact contained in information furnished in writing by the Distributor to the Fund for use in the Registration Statement, arising out of or based upon any alleged omission to state a material fact in connection with such information required to be stated in the Registration Statement necessary to make such information not misleading, or arising out of any agreement between the Distributor and any retail dealer, or arising out of any supplemental sales literature or advertising used by the Distributor in connection with its duties under this Agreement. The Distributor shall be entitled to participate, at its own expense, in the defense or, if it so elects, to assume the defense of any suit brought to enforce the claim, but if the Distributor elects to assume the defense, the defense shall be conducted by counsel chosen by the Distributor and satisfactory to the indemnified defendants whose approval shall not be unreasonably withheld. In the event that the Distributor elects to assume the defense of any suit and retain counsel, the defendants in the suit shall bear the fees and expenses of any additional counsel retained by them. If the Distributor does not elect to assume the defense of any suit, it will reimburse the indemnified defendants in the suit for the reasonable fees and expenses of any counsel retained by them.

         10. Services Provided to the Fund by Employees of the Distributor. Any person, even though also an officer, director, employee or agent of the Distributor who may be or become an officer, director, employee or agent of the Fund, shall be deemed, when rendering services to the Fund or acting in any business of the Fund, to be rendering such services to or acting for solely the Fund and not as an officer, director, employee or agent or one under the control or direction of the Distributor even though paid by the Distributor.

         11.  Duration and Termination.

                  (a) This Agreement shall become effective upon the date hereabove written, provided that, with respect to any Series, this Agreement shall not take effect unless such action has first been approved by vote of a majority of the Board and by vote of a majority of those directors of the Fund who are not interested persons of the Fund, and have no direct or indirect financial interest in the operation of the Plan relating to the Series or in any agreements related thereto (all such directors collectively being referred to herein as the "Independent Directors"), cast in person at a meeting called for the purpose of voting on such action.

                  (b) Unless sooner terminated as provided herein, this Agreement shall continue in effect for one year from the above written date. Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (i) by a vote of a majority of the Independent Directors, cast in person at a meeting called for the purpose of voting on such approval, and (ii) by the Board or with respect to any given Series by vote of a majority of the outstanding voting securities of such Series.

                  (c) Notwithstanding the foregoing, with respect to any Series, this Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, by vote of a majority of the Independent Directors or by vote of a majority of the outstanding voting securities of the Shares of such Series on sixty days' written notice to the Distributor or by the Distributor at any time, without the payment of any penalty, on sixty days' written notice to the Fund or such Series. This Agreement will automatically terminate in the event of its assignment.

                  (d) Termination of this Agreement with respect to any given Series shall in no way affect the continued validity of this Agreement or the performance thereunder with respect to any other Series.


         12. Amendment of this Agreement. No provision of this Agreement may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against which enforcement of the change, waiver, discharge or termination is sought.

         13. Governing Law. This Agreement shall be construed in accordance with the laws of the State of New York and the 1940 Act. To the extent that the applicable laws of the State of New York conflict with the applicable provisions of the 1940 Act, the latter shall control.

         14. Notice. Any notice required or permitted to be given by either party to the other shall be deemed sufficient upon receipt in writing at the other party's principal offices.

     15. Miscellaneous. The captions in this Agreement are included for convenience of reference only and in no way define or delimit any of the provisions hereof or otherwise affect their construction or effect. If any provision of this Agreement shall be held or made invalid by a court decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors. As used in this Agreement, the terms "majority of the outstanding voting securities," "interested person" and "assignment" shall have the same meaning as such terms have in the 1940 Act.


         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers designated as of the day and year first above written.


ATTEST:                              MIDAS FUND, INC.


                                     By:


ATTEST:                              INVESTOR SERVICE CENTER, INC.


                                     By:



PLAN OF DISTRIBUTION


         WHEREAS MIDAS FUND, INC. (the "Fund") is registered under the Investment Company Act of 1940, as amended ("1940 Act"), as an open-end management investment company, and proposes to offer for public sale shares of common stock; and

         WHEREAS the Fund has entered into a Distribution Agreement ("Agreement") with Investor Service Center, Inc. (the "Distributor") pursuant to which the Distributor has agreed to serve as the principal distributor for the Fund;

         NOW, THEREFORE, the Fund hereby adopts this plan of distri bution ("Plan") with respect to the Fund in accordance with Rule 12b-1 under the Act.

         1. As Distributor for the Fund, the Distributor may spend such amounts as it deems appropriate on any activities or expenses primarily intended to result in the sale of the Fund's shares or the servicing and maintenance of shareholder accounts, including, but not limited to: advertising, direct mail, and promotional expenses; compensation to the Distributor and its employees; compensation to and expenses, including overhead and telephone and other communication expenses, of the Distributor, the Investment Manager, the Fund, and selected broker/dealers and their affiliates who engage in or support the distribution of shares or who service shareholder accounts; fulfillment expenses, including the costs of printing and distributing prospectuses, statements of additional information, and reports for other than existing shareholders; the costs of preparing, printing and distributing sales literature and advertising materials; and internal costs incurred by the Distributor and allocated by the Distributor to its efforts to distribute shares of the Fund or service shareholder accounts such as office rent and equipment, employee salaries, employee bonuses and other overhead expenses.

         2. A. The Fund is authorized to pay to the Distributor, as compensation for the Distributor's distribution and service activities as defined in paragraph 13 hereof with respect to its shareholders, a fee at the rate of 0.25% on an annualized basis of its average daily net assets. All or a portion of such fee may be designated by the Fund's board of directors ("Board") as a fee for service activities or as a fee for distribution activities. Such fee shall be calculated and accrued daily and paid monthly or at such other intervals as the Board shall determine.

            B. The Fund may pay fees to the Distributor at a lesser rate than the fees specified in paragraph 2A of this Plan as mutually agreed to by the Board and the Distributor.

         3. This Plan shall not take effect until it has been approved by:


                  A. the vote of at least a majority of the outstanding voting securities of the Fund and

                  B. the vote cast in person at a meeting called for the purpose of voting on this Plan of a majority of both (i) those directors of the Fund who are not interested persons of the Fund and have no direct or indirect financial interest in the operation of this Plan or any agreement related to it (the "Plan Directors"), and (ii) all of the directors then in office.

         4. This Plan shall continue in effect for one year from its execution or adoption and thereafter for so long as such continuance is specifically approved at least annually in the manner provided for approval of this Plan in paragraph 3B.

         5. The Distributor shall provide to the Board and the Board shall review, at least quarterly, a written report of the amounts expended under this Plan and the purposes for which such expenditures were made. A reasonable allocation of overhead and other expenses of the Distributor related to its distribution activities and service activities, including telephone and other communication expenses, may be included in the information regarding amounts expended for such activities.

         6. This Plan may not be amended to increase materially the amount of fees provided for in paragraphs 2A and 2B hereof unless such amendment is approved by a vote of a majority of the outstanding voting securities of the Fund, and no material amendment to this Plan shall be made unless approved by the Board and the Plan Directors in the manner provided for approval of this Plan in para graph 3B.

         7. The amount of the fees payable by the Fund to the Distributor under paragraphs 2A and 2B hereof is not related directly to expenses incurred by the Distributor on behalf of the Fund in serving as distributor, and paragraph 2 hereof does not obligate the Fund to reimburse the Distributor for such expenses. The fees set forth in paragraphs 2A and 2B hereof will be paid by the Fund to the Distributor unless and until this Plan is terminated or not renewed. If this Plan is terminated or not renewed, any expenses incurred by the Distributor on behalf of the Fund in excess of payments of the fees specified in paragraphs 2A and 2B hereof which the Distributor has received or accrued through the termination date are the sole responsibility and liability of the Distributor, and are not obligations of the Fund.

         8. Any other agreements related to this Plan shall not take effect until approved in the manner provided for approval of this Plan in paragraph 3B.

         9. The Distributor shall use its best efforts in rendering services to the Fund hereunder, but in the absence of willful misfeasance, bad faith or gross negligence in the performance of its duties or reckless disregard of its obligations and duties hereunder, the Distributor shall not be liable to the Fund, the Fund or to any shareholder of the Fund for any act or failure to act by the Distributor or any affiliated person of the Distributor or for any loss sustained by the Fund, the Fund or the Fund's shareholders.

         10. This Plan may be terminated at any time by vote of a majority of the Plan Directors, or by vote of a majority of the outstanding voting securities of the Fund.

         11. While this Plan is in effect, the selection and nomination of directors who are not interested persons of the Fund shall be committed to the discretion of the directors who are not interested persons.

         12. The Fund shall preserve copies of this Plan and any other agreements related to this Plan and all reports made pursuant to paragraph 5 hereof, for a period of not less than six years from the date of this Plan, or the date of any such agreement or of any such report, as the case may be, the first two years in an easily accessible place.

         13. For purposes of this Plan, "distribution activities" shall mean any activities in connection with the Distributor's performance of its services under this Plan or the Agreement that are not deemed "service activities." "Service activities" shall mean activities covered by the definition of "service fee" contained in amendments to Section 26(b) of the National Association of Securities Dealers, Inc.'s Rules of Fair Practice.

         14. As used in this Plan, the terms: "majority of the out standing voting securities" and "interested person" shall have the same meaning as those terms have in the 1940 Act.

         IN WITNESS WHEREOF, the Fund has executed this Plan on the day and year set forth below in the City and State of New York.

DATE:


ATTEST:                                               MIDAS FUND, INC.


_____________________________                         By:______________________


 SHAREHOLDER ADMINISTRATION AGREEMENT


         AGREEMENT made as of August 28, 1995 between Midas Fund, Inc., a Maryland corporation ("Fund"), and Investor Service
Center, Inc. ("ISC"), a Delaware corporation.

         WHEREAS, the Fund is registered as an open-end management investment company under the Investment Company Act of 1940, as amended ("1940 Act"); and

         WHEREAS, the Fund desires to retain ISC to provide certain shareholder services for the Fund and each Series of shares now existing or as hereinafter may be established; and

         WHEREAS, as a convenience to the Fund and its shareholders ISC is willing to furnish such services at cost and without a view to profit thereby;

         NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, it is agreed between the parties hereto as follows:

         1. Appointment. The Fund hereby appoints ISC as agent to perform the services for the period and on the terms set forth in this Agreement. ISC accepts such appointment and agrees to furnish the services herein set forth, in return for the reimbursement specified in paragraph 3 of this Agreement. ISC agrees to comply with all relevant provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended ("1934 Act"), and applicable rules and regulations thereunder in performing such services.

         2. Services and Duties of ISC. ISC shall be responsible for the following services relating to shareholders of the Fund ("Shareholders"): (a) assisting the transfer agent in receiving and responding to written and telephone Shareholder inquiries concerning their accounts; (b) processing Shareholder telephone requests for transfers, purchases, redemptions, changes of address and similar matters; (c) assisting as necessary in proxy solicitation;
(d) providing a service center for coordinating, researching and answering general inquiries, as well as those required by legal process, regarding Shareholder account data; and (e) administering and correcting Fund records as authorized by the Board of Direc tors of the Fund.


                                        1





         3. Reimbursement. For the performance of its obligations hereunder, the Fund will reimburse ISC the actual costs incurred with respect thereto, including, without limitation, the following costs and all other expenses related to the performance of ISC's obligations hereunder: (a) benefits, payroll taxes, and search costs of ISC personnel; (b) telephone; (c) rent; (d) equipment, including telephone PBX, answering machine, call distributor, conversation recording machine and maintenance thereon; (e) blue sky registration and filing for ISC and its registered representatives; (f) travel and meals; (g) mail, postage, and overnight delivery services; (h) allocated E&O and fidelity bond insurance; (i) publications, memberships, and subscriptions;
(j) office supplies; (k) printing; (l) Shareholder service related training courses; and (m) corporate audit and franchise taxes. Such costs and expenses shall be allocated among the Fund and the other Bull & Bear Funds based on the relative number of open Shareholder accounts and other factors deemed appropriate by the Board of Directors of the Fund.

         4. Cooperation with Accountants. ISC shall cooperate with the Fund's independent public accountants and shall take all reasonable action in the performance of its obligations under this Agreement to assure that the necessary information is made available to such accountants for the expression of their unqualified opinion, including but not limited to the opinion included in the Fund's semi-annual reports on Form N-SAR.

         5. Equipment Failures. In the event of failures beyond ISC's control, ISC shall take reasonable steps to minimize service interruptions but shall have no liability with respect thereto.

         6. Responsibility of ISC. ISC shall be under no duty to take any action on behalf of the Fund or any Series except as specifically set forth herein or as may be specifically agreed to by ISC in writing. In the performance of its duties hereunder, ISC shall be obligated to exercise care and diligence, but shall not be liable for any act or omission which does not constitute willful misfeasance, bad faith or gross negligence on the part of ISC or reckless disregard by ISC of its duties under this Agreement. Without limiting the generality of the foregoing or of any other provision of this Agreement, in connection with its duties under this Agreement, ISC shall not be liable for delays or errors occurring by reason of circumstances beyond ISC's control, including acts of civil or military authorities, national emergencies, labor difficulties, fire, mechanical breakdown, flood or catastrophe, acts of God, insurrection, war, riots or failure

                                        2





of the mails, transportation, communication or power supply.

         7. Indemnification. The Fund agrees to indemnify and hold harmless ISC and its agents from all taxes, charges, expenses, assessments, claims and liabilities including (without limitation) liabilities arising under the Securities Act of 1933, as amended, the 1934 Act and any state and foreign securities and blue sky laws and regulations, all as or to be amended from time to time, and expenses, including (without limitation) attorneys' fees and disbursements arising directly or indirectly from any action or matter which ISC takes or does or omits to take or do.

         8. Duration and Termination. This Agreement shall continue until terminated by the Fund with respect to any or all Series thereof, or by ISC. Termination of this Agreement with respect to any given Series shall in no way affect the continued validity of this Agreement or the performance thereunder with respect to any other Series.

         9. Amendments. This Agreement or any part thereof may be changed or waived only by an instrument in writing signed by the party against which enforcement of such change or waiver is sought.

         10. Miscellaneous. This Agreement embodies the entire contract and understanding between the parties hereto. The captions in this Agreement are included for convenience of reference only and in no way define or delimit any of the provisions thereof or otherwise affect their construction or effect. If any provision of this Agreement shall be held or made invalid by a court decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby. This Agreement shall be binding and shall inure to the benefit of the parties hereto and their respective successors.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers designated below as of the date first above written.



ATTEST:                                           MIDAS FUND, INC.



                                                  By:
Secretary                                         Co-President


ATTEST:                                           INVESTOR SERVICE CENTER, INC.



Secretary                                         By: President


                                        3





                                              BULL & BEAR GROUP, INC.
                                     1995 LONG-TERM INCENTIVE PLAN, AS AMENDED

Article I.  Purpose, Adoption, and Term of the Plan

         1.01 Purpose. The purpose of the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (hereinafter referred to as the "Plan") is to assist the Company (as hereinafter defined) and its subsidiaries in attracting and retaining individuals to serve as directors and highly competent personnel who will contribute to the success of the Company and its subsidiaries and to act as an incentive in motivating selected officers and key employees to achieve long-term objectives, which will inure to the benefit of all stockholders of the Company.

         1.02 Adoption and Term. The Plan has been approved by the Board (as hereinafter defined) subject to the approval of the holder of Company Voting Securities (as hereinafter defined). The Plan shall terminate without further action of the Board and the holder of Company Voting Securities on the tenth anniversary of the date the Plan is approved by the holder of Company Voting Securities.

Article II.  Definitions

         For purposes of the Plan, capitalized terms shall have the following meanings:

         2.01 Award means (a) any grant to a Participant of any one or a combination of Non-Qualified Stock Options or Incentive Stock Options described in Article VI, or Restricted Shares described in Article VII, or (b) any grant to a Non-Employee Director of a Non-Employee Director Option described in
Article VIII.

         2.02 Award Agreement means a written agreement between the Company and a Participant or a written acknowledgment from the Company specifically setting forth the terms and conditions of an Award granted to a Participant under the Plan.

         2.03 Award Period means, with respect to an Award, the period of time, if any, set forth in the Award Agreement during which specified target performance goals must be achieved or other conditions set forth in the Award Agreement must be satisfied.

         2.04 Beneficiary means an individual, trust or estate who or that, by will or the laws of descent and distribution,






succeeds to the rights and obligations of the Participant under the Plan and an Award Agreement upon the Participant's death.

         2.05  Board means the Board of Directors of the Company.

         2.06 Cause means termination for, as determined by the Committee in its sole discretion, (i) dishonest or fraudulent conduct relating to the Company or any of its subsidiaries or their businesses; (ii) conviction of any felony that, in the judgment of the Board, involves moral turpitude or otherwise reflects on the Company or any of its subsidiaries in a significantly adverse way; or (iii) gross neglect by the Participant in the performance of his or her duties as an employee, or any material breach by a Participant under any employment agreement with the Company or any of its subsidiaries.

         2.07 Code means the Internal Revenue Code of 1986, as amended from time to time, or any successor thereto. References to a section of the Code shall include that section and any comparable section or sections of any future legislation that amends, supplements or supersedes said section.

         2.08 Committee means a Committee of the Board as may be designated by the Board. The Committee shall be composed of at least two directors of the Company, each of whom is a "disinterested person" as defined in Rule 16b-3. The Committee shall have the power and authority to administer the Plan in accordance with Section 3.01.

         2.09 Common Stock means the Class A Common Stock, par value $.01 per share, of the Company.

         2.10 Company means Bull & Bear Group, Inc., a corporation organized under the laws of the State of Delaware, and its successors.

         2.11 Company Voting Securities means the Class B Common Stock, par value $.01 per share, which is entitled to vote generally in the election of the Board.

         2.12 Date of Grant means the date designated by the Committee as the date as of which it grants an Award, which shall not be earlier than the date on which the Committee approves the granting of such Award.

         2.13 Disability means any physical or mental impairment or disability that prevents a Participant from performing the duties of his or her employment (or service as a member of the Board in the case of Non-Employee Directors) and that is expected to be of permanent duration. A determination of whether a Participant is disabled shall be made by a licensed physician appointed by the Committee.

         2.14 Disability Date means the date that is 120 days after the date on which a Participant is first absent from active employment with the Company (or any of its subsidiaries) or service as a Non-Employee Director, as the case may be, by reason of a Disability.

         2.15  Exchange Act means the Securities Exchange Act of
1934, as amended.

         2.16 Fair Market Value of a share of Common Stock means, as of any given date, the most recently reported sale price of a share of Common Stock on such date as of the time when Fair Market Value is being determined on the principal national securities exchange on which the Common Stock is then traded or, if the Common Stock is not then traded on a national securities exchange, the most recently reported sale price of the Common Stock on such date as of the time when Fair Market Value is being determined on the National Association of Securities Dealers Automated Quotation System ("Nasdaq"); provided, however, that, if there were no sales reported as of such date, Fair Market Value shall be the last sale price previously reported. In the event the Common Stock is not admitted to trade on a securities exchange or quoted on Nasdaq, the Fair Market Value of a share of Common Stock as of any given date shall be as determined in good faith by the Committee. Notwithstanding the foregoing, the Fair Market Value of a share of Common Stock shall never be less than par value per share.

         2.17 Incentive Stock Option means an Option designated as an incentive stock option and that complies with Section 422 of the Code.

         2.18 Non-Employee Director means each member of the Board who is not an employee of the Company or any of its subsidiaries.

         2.19 Non-Employee Director Options means Options granted in accordance with Article VIII.

         2.20 Non-Qualified Stock Option means an Option that is not an Incentive Stock Option.

         2.21 Option means any option to purchase Common Stock granted pursuant to Article VI or Article VIII, including any Reload Option.

         2.22 Participant means any employee of the Company or any of its subsidiaries selected by the Committee to receive an Award under the Plan in accordance with Article V and, solely to the extent provided in Article VIII, any Non-Employee Director.

         2.23 Plan means the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan as set forth herein, and as the same may be amended from time to time.

         2.24      Reload Option shall have the meaning set forth in
Section 6.03(e) of the Plan.

         2.25 Restricted Shares means shares of Common Stock subject to restrictions imposed in connection with Awards granted under Article VII.

         2.26 Rule 16b-3 means Rule 16b-3 promulgated by the Securities and Exchange Commission under Section 16 of the Exchange Act, as the same may be amended from time to time, and any successor rule.

         2.27 Ten Percent Shareholder means a Participant who, at the time of grant of an Option, owns (or is deemed to own under Section 424(d) of the Code) more than 10% of Company Voting Securities.

         2.28 Termination of Employment means the voluntary or involuntary termination of a Participant's employment with the Company or any of its subsidiaries for any reason, including death, Disability, retirement or as the result of the sale or other divestiture of the Participant's employer or any similar transaction in which the Participant's employer ceases to be the Company or one of its subsidiaries. Whether entering military or other government service shall constitute Termination of Employment, and whether a Termination of Employment is a result of Disability, shall be determined in each case by the Committee.

Article III.  Administration

         3.01 Committee. The Plan shall be administered by the Committee, which shall have exclusive and final authority in each determination, interpretation or other action affecting the Plan and its Participants. The Committee shall have the sole and absolute discretion to interpret the Plan, to establish and modify administrative rules for the Plan, to select the officers and other key employees to whom Awards may be granted, to determine all claims for benefits under the Plan, to impose such conditions and restrictions on Awards as it determines appropriate and to take such steps in connection with the Plan and Awards granted hereunder as it may deem necessary or advisable. The Committee may, with respect to Participants who are not subject to Section 16 of the Exchange Act, delegate such of its powers and authority under the Plan as it deems appropriate to designated officers or employees of the Company.

Article IV.  Shares of Common Stock

         4.01 Number of Shares of Common Stock Issuable. Subject to adjustments as provided in Section 9.06, 300,000 shares of Common Stock shall be available for Awards under the Plan. Any and all of such shares may be issued in respect of any of the types of Awards. The Common Stock to be offered under the Plan shall be authorized and unissued Common Stock, or issued Common Stock that shall have been reacquired by the Company and held in its treasury.

         4.02 Number of Shares of Common Stock Awarded to any Participant. In the event the purchase price of an Option is paid in whole or in part through the delivery of shares of Common Stock issuable in connection with the exercise of the Option, a Participant will be determined to have received an Award with respect to those shares of Common Stock.

         4.03 Shares of Common Stock Subject to Terminated Awards. The shares of Common Stock covered by any unexercised portions of terminated Options granted under Articles VI or VIII, shares of Common Stock forfeited as provided in
Section 7.02(a) and shares of Common Stock subject to any Awards that are otherwise surrendered by the Participant without receiving any payment or other benefit with respect thereto may again be subject to new Awards under the Plan. In the event the purchase price of an Option or tax withholding relating to an Award is paid in whole or in part through the delivery of shares of Common Stock, the number of shares of Common Stock issuable in connection with the exercise of the Option shall not again be available for the grant of Awards under the Plan.

Article V.  Participation

         5.01 Eligible Participants. Participants in the Plan shall be such officers and other key employees of the Company or its subsidiaries, whether or not directors of the Company, as the Committee, in its sole discretion, may designate from time to time. The Committee's designation of a Participant in any year shall not require the Committee to designate such person to receive Awards in any other year. The Committee shall consider such factors as it deems pertinent in selecting Participants and in determining the type and amount of their respective Awards.

         Non-Employee Directors shall receive Non-Employee Director Options in accordance with Article VIII, the provisions of which are automatic and non-discretionary in operation. Non-Employee

Directors shall not be eligible to receive any other Awards under the Plan.

Article VI.  Stock Options

         6.01 Grant of Option. Any Option granted under the Plan shall have such terms as the Committee may, from time to time, approve, and the terms and conditions of Options need not be the same with respect to each Participant. The Committee shall have the authority to grant to any Participant one or more Incentive Stock Options, Non-Qualified Stock Options, or both types of Options. To the extent that any Option does not qualify as an Incentive Stock Option (whether because of its provisions or the time or manner of its exercise or otherwise), such Option or the portion thereof that does not qualify shall constitute a separate Non-Qualified Stock Option.

         6.02 Incentive Stock Options. In the case of any grant of an Option intended to be an Incentive Stock Option, whenever possible, each provision in the Plan and in any related Award Agreement (other than those relating to the exercise of Options following Termination of Employment) shall be interpreted in such a manner as to entitle the Option holder to the tax treatment afforded by
Section 422 of the Code and, if any such provision of the Plan or such Award Agreement shall be held not to comply with requirements necessary to entitle such Option to such tax treatment, then (a) such provision shall be deemed to have contained from the outset such language as shall be necessary to entitle the Option to the tax treatment afforded under Section 422 of the Code, and (b) all other provisions of the Plan and the Award Agreement relating to such Option shall remain in full force and effect. If any Award Agreement covering an Option designated by the Committee to be an Incentive Stock Option shall not explicitly include any terms required to entitle such Incentive Stock Option to the tax treatment afforded by Section 422 of the Code (other than those relating to the exercise of Options following Termination of Employment), all such terms shall be deemed implicit in the designation of such Option as an Incentive Stock Option and the Option shall be deemed to have been granted subject to all such terms.

         6.03 Terms of Options. Options granted under the Plan shall be subject to the following terms and conditions and shall be in such form and contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Committee shall deem desirable:

                  (a) Option Price. The option price per share of Common Stock purchasable under an Option shall be determined by the Committee at the time of grant but shall not be less than 100% of the Fair Market Value of a share of Common Stock on the Date of Grant; provided, however, that, if an Incentive Stock Option is granted to a Ten Percent Shareholder, the option price per share shall be at least 110% of the Fair Market Value of a share of Common Stock on the Date of Grant.

                  (b) Option Term. The term of each Option shall be fixed by the Committee, but no Option shall be exercisable more than ten years after the Date of Grant; provided, however, that, if an Incentive Stock Option is granted to a Ten Percent Shareholder, the Option shall not be exercisable more than five years after the Date of Grant.

                  (c) Exercisability. An Award Agreement with respect to Options may contain such performance targets, waiting periods, exercise dates and restrictions on exercise (including, but not limited to, a requirement that an Option is exercisable in periodic installments) as may be determined by the Committee at the time of grant; provided, however, that no Option shall be exercisable during the first six months from the Date of Grant of such Option.

                  (d) Method of Exercise. Subject to whatever installment exercise and waiting period provisions apply under subsection (c) above, Options may be exercised in whole or in part at any time during the Award Period, by giving written notice of exercise to the Company specifying the number of shares of Common Stock to be purchased. Such notice shall be accompanied by payment in full of the purchase price in such form as the Committee may accept (including payment in accordance with a cashless exercise program under which, if so instructed by the Participant, Common Stock may be issued directly to the Participant's broker or dealer upon receipt of the purchase price in cash from the broker or dealer). If and to the extent determined by the Committee in its sole discretion at or after grant, payment in full or in part may also be made in the form of Common Stock duly owned by the Participant (and for which the Participant has good title, free and clear of any liens and encumbrances) or by reduction in the number of shares of Common Stock issuable upon such exercise based, in each case, on the Fair Market Value of the Common Stock on the date the Option is exercised; provided, however, that, in the case of an Incentive Stock Option, the right to make payment of the purchase price in the form of Common Stock may be authorized only at the time of grant. No Common Stock shall be issued until payment, as provided herein, therefor has been made. A Participant shall generally have the rights to dividends or other rights of a stockholder with respect to Common Stock subject to the Option when the Participant has given written notice of exercise and has paid for such Common Stock as provided herein.

                  (e) Reload Options.  The Committee shall have the authority to specify, at the time of grant or, with respect to Non-Qualified Stock Options, at or after the time of grant, that a Participant shall be granted a Non-Qualified Stock Option (a "Reload Option") in the event such Participant exercises all or a part of an Option (an "Original Option") by surrendering in accordance with Section 6.03(d) of the Plan already owned shares of Common Stock in full or partial payment of the purchase price under the Original Option, subject to the availability of shares of Common Stock under the Plan at the time of such exercise; provided, however, that no Reload Option shall be granted to a
         Non-Employee Director. Each Reload Option shall cover a number of shares of Common Stock equal to the number of shares of Common Stock surrendered in payment of the purchase price under such Original Option, shall have a purchase price per share of Common Stock equal to the 100% of the Fair Market Value of a share of Common Stock on the Date of Grant of such Reload Option, and shall expire on the stated expiration date of the Original Option. A Reload Option shall be exercisable at any time and from time to time after the time of grant of such Reload Option (or, as the Committee in its sole discretion shall determine at or after the time of grant, at such time or times as shall be specified in the Reload Option); provided, however, that a Reload Option shall not be exercisable during the first six months from the Date of Grant of such Reload Option. Any Reload Option may provide for the grant, when exercised, of subsequent Reload Options to the extent and upon such terms and conditions, consistent with this Section 6.03(e), as the Committee in its sole discretion shall specify at or after the Date of Grant of such Reload Option. A Reload Option shall contain such other terms and conditions, which may include a restriction on the transferability of the shares of Common Stock received upon exercise of the Original Option representing at least the after-tax profit received upon exercise of the Original Option, as the Committee in its sole discretion shall deem desirable, and which may be set forth in rules or guidelines adopted by the Committee or in the Award Agreements evidencing the Reload Options.

                  (f) Non-Transferability of Options. No Option shall be transferable by the Participant otherwise than by will or by the laws of descent and distribution, and all Options shall be exercisable, during the Participant's lifetime, only by the Participant.

                  (g)  Exercise of Options Upon Termination of
         Employment.

                           (i)  Exercise of Vested Options Upon
                  Termination of Employment.

                                    (A)  Termination.  Unless the Committee,  in
                           its sole discretion, provides for a shorter period of time in the Award Agreement, upon a Participant's Termination of Employment other than by reason of death or Disability, the Participant may, within three months from the date of such Termination of Employment, exercise all or any part of his or her Options as were exercisable at the date of
                           Termination of Employment but only if (x) the Participant resigns or retires and the Committee consents to such resignation or retirement and (y) such Termination of Employment is not for Cause. If such Termination of Employment is for Cause or the Committee does not so consent, the right of such Participant to exercise such Options shall terminate at the date of Termination of Employment. In no event, however, may any Option be exercised later than the date described in Section 6.03(b).

                                    (B) Disability. Unless the Committee, in its
                           sole discretion, provides for a shorter period of time in the Award Agreement, upon a Participant's Disability Date, the Participant may, within one year after the Disability Date, exercise all or a part of his or her Options that were exercisable upon such Disability Date. In no event, however, may any Option be exercised later than the date described in Section 6.03(b).

                                    (C)  Death.  Unless the Committee,
                           in its sole discretion, provides for a
                           shorter period of time in the Award

                           Agreement, in the event of the death of a Participant while employed by the Company or prior to the expiration of the Option as provided in Section 6.03(g)(i)(B) above, to the extent all or any part of the Option was exercisable as of the date of death of the Participant, the right of the Participant's Beneficiary to exercise the Option shall expire upon the expiration of one year from the date of the Participant's death (but in no event more than one year from the Participant's Disability Date) or on the date of expiration of the Option determined pursuant to Section 6.03(b), whichever is earlier. In all other cases of death following a Participant's Termination of Employment, the Participant's
                           Beneficiary may exercise the Option within the remaining time, if any, provided in Section 6.03(g)(1)(A) above. In the event of the Participant's death, the Committee may, in its sole discretion, accelerate the right to exercise all or any part of an Option that would not otherwise be exercisable.

                            (ii) Expiration of Unvested Options Upon Termination
                  of Employment. To the extent all or any part of an Option was not exercisable as of the date of Termination of Employment, such right shall expire at the date of such Termination of Employment. Notwithstanding the foregoing, the Committee, in its sole discretion and under such terms as it deems appropriate, may permit a Participant who will continue to render significant services to the Company after his or her Termination of Employment to continue to accrue service with respect to the right to exercise his or her Options during the period in which the individual continues to render such services.

Article VII.  Restricted Shares

         7.01 Restricted Share Awards. Restricted Shares may be issued either alone or in addition to other Awards granted under the Plan. The Committee may grant to any Participant an Award of shares of Common Stock in such number, and subject to such terms and conditions relating to forfeitability and restrictions on delivery and transfer (whether based on performance standards, periods of service or otherwise) as the Committee shall establish. The terms of any Restricted Share Award granted under the Plan shall be set forth in an Award Agreement, which shall contain provisions determined by the Committee and not inconsistent with the Plan. The provisions of Restricted Share Awards need not be the same for each Participant receiving such Awards.

                  (a) Issuance of Restricted Shares. As soon as practicable after the Date of Grant of a Restricted Share Award by the Committee, the Company shall cause to be transferred on the books of the Company shares of Common Stock, registered on behalf of the Participant in nominee form, evidencing the Restricted Shares covered by the Award, but subject to forfeiture to the Company retroactive to the Date of Grant if an Award Agreement delivered to the Participant by the Company with respect to the Restricted Shares covered by the Award is not duly executed by the Participant and timely returned to the Company. Each Participant, as a condition to the receipt of a Restricted Share Award, shall pay to the Company in cash the par value of a share of Common
         Stock  multiplied  by the number of shares of Common  Stock  covered by such Restricted Share Award. All shares of Common Stock covered by Awards under this Article VII shall be subject to the restrictions, terms and conditions contained in the Plan and the Award Agreement entered into by and between the Company and the Participant. Until the lapse or release of all restrictions applicable to an Award of Restricted Shares, the stock certificates representing such Restricted Shares shall be held in custody by the Company or its designee. Upon the lapse or release of all restrictions with respect to an Award as described in Section 7.01(d), one or more stock certificates, registered in the name of the Participant, for an appropriate number of shares of Common Stock as provided in Section 7.01(d), free of any restrictions set forth in the Plan and the Award Agreement, shall be delivered to the Participant.

                  (b) Shareholder Rights. Beginning on the Date of Grant of the Restricted Share Award and subject to execution of the Award Agreement as provided in Section 7.01(a), the Participant shall become a shareholder of the Company with respect to all shares of Common Stock subject to the Award Agreement and shall have all of the rights of a shareholder, including, but not limited to, the right to vote such shares of Common Stock and the right to receive dividends (or dividend equivalents); provided, however, that any shares of Common Stock distributed as a dividend or otherwise with respect to any Restricted Shares as to which the restrictions have not yet lapsed shall be subject to the same restrictions as such Restricted Shares and shall be represented by book entry and held as prescribed in Section 7.01(a).

                  (c) Restriction on Transferability. None of the Restricted Shares may be assigned or transferred (other than by will or the laws of descent and distribution), pledged or sold prior to lapse or release of the restrictions applicable thereto.

                  (d) Delivery of Shares of Common Stock Upon Release of Restrictions. Upon expiration or earlier termination of the forfeiture period without a forfeiture and the satisfaction of or release from any other conditions prescribed by the Committee, the restrictions applicable to the Restricted Shares shall lapse. As promptly as administratively feasible thereafter, subject to the requirements of
         Section 9.05, the Company shall deliver to the Participant or, in case of the Participant's death, to the Participant's Beneficiary, one or more stock certificates for the appropriate number of shares of Common Stock, free of all such restrictions, except for any restrictions that may be imposed by law.

         7.02  Terms of Restricted Shares.

                  (a) Forfeiture of Restricted Shares. Subject to Section 7.02(b), all Restricted Shares shall be forfeited and returned to the Company and all rights of the Participant with respect to such Restricted Shares shall terminate unless the Participant continues in the service of the Company or any parent or subsidiary of the Company as an employee until the expiration of the forfeiture period for such Restricted Shares and satisfies any and all other conditions set forth in the Award Agreement. The Committee, in its sole discretion, shall determine the forfeiture period (which may, but need not, lapse in installments) and any other terms and conditions applicable with respect to any Restricted Share Award.

                  (b) Waiver of Forfeiture Period. Notwithstanding anything contained in this Article VII to the contrary, the Committee may, in its sole discretion, waive the forfeiture period and any other conditions set forth in any Award Agreement under appropriate circumstances (including the death, disability or retirement of the Participant or a material change in circumstances arising after the date of an Award) and subject to such terms and conditions (including forfeiture of a proportionate number of Restricted Shares) as the Committee shall deem appropriate, provided that the Participant shall at that time have completed at least one year of employment after the Date of Grant.

Article VIII.  Non-Employee Director Options

         8.01 Grant of Non-Employee Director Options. On the date a Non-Employee Director is elected as such for the first time by the holder of Company Voting Securities, such person shall be granted a Non-Employee Director Option consisting of an Option to purchase 10,000 shares of Common Stock; provided, however, that, with respect to directors Edward G. Webb, Jr. and Charles A. Carroll, they shall each be granted a Non-Employee Director Option under this
Article VIII on the date the Plan is approved by the holder of the Company Voting Securities; provided, further, however, that no Non-Employee Director Option shall be granted to Edward G. Webb, Jr. or Charles A. Carroll unless, immediately prior to the grant of the Non-Employee Director Option, he surrenders to the Company for cancellation the option to purchase 10,000 shares of Common Stock granted to Mr. Webb on December 7, 1992 and granted to Mr. Carroll on March 3, 1993. The exercise price for such Non-Employee Director Options shall be the Fair Market Value of a share of Common Stock on the Date of Grant. All such Options shall be designated as Non-Qualified Stock Options and shall have a five year term. Each such Option shall be fully exercisable six months after the Date of Grant, but shall be forfeited if the person ceases to be a Non-Employee Director within six months of the Date of Grant of such Option.

         If a Non-Employee Director's service with the Company terminates by reason of Disability or death, any Option held by such Non-Employee Director may be exercised for a period of one year from the Disability Date or date of death, as the case may be, or until the expiration of the Option, whichever is shorter. If a Non-Employee Director's service with the Company terminates other than by reason of Disability or death, any Option held by such Non-Employee Director may be exercised for a period of three months from the date of such termination, or until the expiration of the stated term of the Option, whichever is shorter. All applicable provisions of the Plan (other than Section 6.03(g)) not inconsistent with this Section 8.01 shall apply to Options granted to Non-Employee Directors.

         Article IX. Terms Applicable to All Awards Granted Under the Plan

         9.01  Plan Provisions Control Award Terms.  The terms of the
Plan shall govern all Awards granted under the Plan, and in no event shall the Committee have the power to grant to a Participant any Award under the Plan that is contrary to any provisions of the Plan. In the event any provision of any Award granted under the Plan shall conflict with any of the terms in the Plan as constituted on the Date of Grant of such Award, the terms in the Plan as constituted on the Date of Grant of such Award shall control. Except as provided in Section 9.03 or unless otherwise provided by the Committee, in its sole discretion, in the Award Agreement, the terms of any Award granted under the Plan may not be changed after the Date of Grant of such Award so as to materially decrease the value of the Award without the express written approval of the holder.

         9.02 Award Agreement. No person shall have any rights under any Award granted under the Plan unless and until the Company and the Participant to whom such Award shall have been granted shall have executed and delivered an Award Agreement authorized by the Committee expressly granting the Award to such person and containing provisions setting forth the terms of the Award. If there is any conflict between the provisions of an Award Agreement and the terms of the Plan, the terms of the Plan shall control.

         9.03 Modification of Award After Grant. Except as provided by the Committee, in its sole discretion, in the Award Agreement or as provided in
Section 9.06, no Award granted under the Plan to a Participant may be modified (unless such modification does not materially decrease the value of the Award) after the Date of Grant except by express written agreement between the Company and the Participant, provided that any such change (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee.

         9.04 Limitations on Transfer. The rights and interest of a Participant under the Plan may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of a Participant, only the Participant personally may exercise rights under the Plan. Except as otherwise specifically provided in the Plan, a Participant's Beneficiary may exercise the Participant's rights only to the extent they were exercisable under the Plan at the date of the death of the Participant and are otherwise currently exercisable.

         9.05 Taxes. The Company shall be entitled, if the Committee deems it necessary or desirable, to withhold (or secure payment from the Participant in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Company with respect to any amount payable and/or shares of Common Stock issuable under such Participant's Award, or with respect to any income recognized upon lapse of restrictions applicable to an Award or upon a disqualifying disposition of Common Stock received pursuant to the exercise of an Incentive Stock Option, and the Company may defer issuance of Common Stock upon the grant, exercise or vesting of an Award unless indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Participant at such time as the Committee determines. The Committee shall prescribe in each Award Agreement one or more methods by which the Participant will be permitted to satisfy his or her tax withholding obligation, which methods may include, without limitation, the payment of cash by the Participant to the Company and the withholding from the Award, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate, including, without limitation, rules and procedures relating to elections by Participants who are subject to the provisions of Section 16 of the Exchange Act to have shares of Common Stock withheld from an Award to meet such withholding obligations.

         9.06  Adjustments to Reflect Capital Changes.

                  (a) Recapitalization. The number and kind of shares subject to outstanding Awards, the purchase price or exercise price of such Awards, and the number and kind of shares available for Awards subsequently granted under the Plan shall be appropriately adjusted to reflect any stock dividend, stock split, combination or exchange of shares, merger, consolidation or other change in capitalization with a similar substantive effect upon the Plan or the Awards granted under the Plan. The Committee shall have the power and sole discretion to determine the nature and amount of the adjustment to be made in each case. In no event shall any adjustment be made under the provisions of this Section 9.06(a) to any previous grant of Restricted Shares if an adjustment has been or will be made to the shares of Common Stock awarded to a Participant in such person's capacity as a stockholder.

                  (b) Sale or Reorganization. After any reorganization, merger or consolidation in which the Company is the surviving entity, each Participant shall, at no additional cost, be entitled upon the exercise of an Award outstanding prior to such event, and in connection with the payout after such event of any Award outstanding at the time of such event, to receive (subject to any required action by stockholders), in lieu of the number of shares of Common Stock receivable or exercisable pursuant to such Option, the number and class of shares of stock or other securities to which such Participant would have been entitled pursuant to the terms of the reorganization, merger or consolidation if, at the time of such reorganization, merger or consolidation, such Participant had been the holder of record of a number of shares of Common Stock equal to the number of shares of Common Stock receivable or exercisable pursuant to such Award. Comparable rights shall accrue to each Participant in the event of successive reorganizations, mergers or consolidations of the character described above.

                  (c) Options to Purchase Stock of Acquired Companies. After any reorganization, merger or consolidation in which the Company shall be a surviving entity, the Committee may grant substituted Options under the provisions of the Plan, pursuant to Section 424 of the Code, replacing old options granted under a plan of another party to the reorganization, merger or consolidation whose stock subject to the old options may no longer be issued following such merger or consolidation. The foregoing adjustments and manner of application of the foregoing provisions shall be determined by the Committee in its sole discretion. Any such adjustments may provide for the elimination of any fractional shares of Common Stock that might otherwise become subject to any Options.

         9.07 Loans. The Company shall be entitled, if the Committee in its sole discretion deems it necessary or desirable, to lend money to a Participant for purposes of (a) exercising his or her rights under an Award hereunder or (b) paying any income tax liability related to an Award; provided, however, that Non-Employee Directors shall not be eligible to receive such loans and provided, further, that the portion of the per share exercise price of an Option equal to the par value per share of Common Stock shall not be paid by means of a promissory note. Such a loan shall be evidenced by a recourse promissory note payable to the order of the Company executed by the Participant and containing such other terms and conditions as the Committee may deem desirable. The interest rate on such loans shall be sufficient to avoid imputed interest under the Code.

         9.08 Surrender of Awards. Any Award granted to a Participant under the Plan may be surrendered to the Company for cancellation on such terms as the Committee and holder approve.

         9.09 No Right to Award; No Right to Employment. No employee or other person shall have any claim or right to be granted an Award. Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of the Company or any of its subsidiaries.

         9.10 Awards Not Includable for Benefit Purposes. Income recognized by a Participant pursuant to the provisions of the Plan shall not be included in the determination of benefits under any employee pension benefit plan (as such term is defined in Section 3(2) of the Employee Retirement Income Security Act of
1974) or group insurance or other benefit plans applicable to the Participant that are maintained by the Company or any of its subsidiaries, except as may be provided under the terms of such plans or determined by resolution of the Board.

         9.11 Governing Law. The Plan and all determinations made and actions taken pursuant to the Plan shall be governed by the laws of the State of Delaware other than the conflict of laws provisions of such laws, and shall be construed in accordance therewith.

         9.12 No Strict Construction. No rule of strict construction shall be implied against the Company, the Committee, or any other person in the interpretation of any of the terms of the Plan, any Award granted under the Plan or any rule or procedure established by the Committee.

         9.13 Compliance with Rule 16b-3. It is intended that the Plan be applied and administered in compliance with Rule 16b-3. If any provision of the Plan would be in violation of Rule 16b-3 if applied as written, such provision shall not have effect as written and shall be given effect so as to comply with Rule 16b-3, as determined by the Committee. The Board is authorized to amend the Plan and to make any such modifications to Award Agreements to comply with Rule 16b-3, as it may be amended from time to time, and to make any other such amendments or modifications deemed necessary or appropriate to better accomplish the purposes of the Plan in light of any amendments made to Rule 16b-3.

         9.14 Captions. The captions (i.e., all Section and Article headings) used in the Plan are for convenience only, do not constitute a part of the Plan, and shall not be deemed to limit, characterize or affect in any way any provisions of the Plan, and all provisions of the Plan shall be construed as if no captions have been used in the Plan.

         9.15 Severability. Whenever possible, each provision in the Plan and every Award at any time granted under the Plan shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of the Plan or any Award at any time granted under the Plan shall be held to be prohibited by or invalid under applicable law, then (a) such provision shall be deemed amended to accomplish the objectives of the provision as originally written to the fullest extent permitted by law and (b) all other provisions of the Plan and every other Award at any time granted under the Plan shall remain in full force and effect.

         9.16 Legends. All certificates for Common Stock delivered under the Plan shall be subject to such transfer restrictions set forth in the Plan and such other restrictions as the Committee may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Common Stock is then listed and any applicable federal or state securities law, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate references to such restrictions.

         9.17  Amendment and Termination.

                  (a) Amendment. The Board shall have complete power and authority to amend the Plan at any time it is deemed necessary or appropriate; provided, however, that the Board shall not, without the affirmative approval of the holder of Company Voting Securities, make any amendment that requires stockholder approval under Rule 16b-3, the Code or under any other applicable law, unless the Board determines that compliance with Rule 16b-3 and/or the Code is no longer desired. No termination or amendment of the Plan may, without the consent of the Participant to whom any Award shall theretofore have been granted under the Plan, adversely affect the right of such individual under such Award; provided, however, that the Committee may, in its sole discretion, make such provision in the Award Agreement for amendments that, in its sole discretion, it deems appropriate. Article VIII shall not be amended or modified more frequently than once in any period of six consecutive months other than to comport with changes in the Employment Retirement Income Security Act of 1974, as amended, the Code or the rules and regulations promulgated thereunder.

                  (b) Termination. The Board shall have the right and the power to terminate the Plan at any time. No Award shall be granted under the Plan after the termination of the Plan, but the termination of the Plan shall not have any other effect and any Award outstanding at the time of the termination of the Plan may be exercised after termination of the Plan at any time prior to the expiration date of such Award to the same extent such Award would have been exercisable had the Plan not terminated.

                                              BULL & BEAR GROUP, INC.
                                  INCENTIVE STOCK OPTION AGREEMENT FOR EMPLOYEES


         AGREEMENT ("Agreement") dated this 5th day of February, 1996 by and between Bull & Bear Group, Inc., a Delaware corporation ("Corporation"), and Bassett S. Winmill, an employee of the Corporation ("Optionee").

         WHEREAS, the Corporation desires to have Optionee continue in its employ and to provide Optionee with an incentive by sharing in the success of the Corporation;

         WHEREAS, in order to provide such an incentive to its officers and key employees, the Corporation has adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, as amended
("Plan");

         WHEREAS, the Corporation desires to grant to Optionee under the Plan options that qualify as "incentive stock options" within the meaning of Section 422 or any successor provision of the Internal Revenue Code of 1986, as amended ("Code"); and

         WHEREAS, unless otherwise provided herein, capitalized terms used in this Agreement shall have the meaning given them in the Plan;

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
representations herein contained and intending to be legally bound, the parties hereto agree as follows:

         1. Number of Shares and Price. The Corporation hereby grants to the Optionee an option ("Option") to purchase the number of shares of Common Stock set forth on the last page of this Agreement. The exercise price per share of Common Stock of the Option shall be as is set forth on the last page of this Agreement, such price being 110% of the Fair Market Value per share of Common Stock on the Date of Grant of the Option. The Option is intended to be an Incentive Stock Option; provided, however, that to the extent, but only to the extent, that the provisions of this Agreement or the nature of any actions taken by the Optionee are inconsistent with the treatment of the Option as an Incentive Stock Option, the Option shall be deemed a Non-Qualified Stock Option.

         2. Term and Exercise. The Option shall expire five (5) years from the date hereof, subject to earlier termination as set forth in Section 3. Subject to the provisions of Section 3, the Option shall become exercisable in installments as set forth on the last page of this Agreement. Notwithstanding the foregoing, the Option shall not be exercisable in whole, or in part, prior to six months from the Date of Grant.

         3.       Exercise of Option Upon Termination of Employment.

                  (a)      Termination of Vested Option Upon Termination of
Employment.

                           (i) Termination.  Upon the Optionee's  Termination of
                  Employment other than by reason of death or Disability, the Optionee may, within three months from the date of such Termination of Employment, exercise all or any part of the Option to the extent it was exercisable at the date of
                  Termination of Employment, but only if (a) the Optionee resigns or retires and the Committee administering the Plan consents to such resignation or retirement and (b) such Termination of Employment is not for Cause. If such Termination of Employment is for Cause, the right of the Optionee to exercise the Option shall terminate at the date of Termination of Employment. In no event may the Option be exercised later than the expiration date described in Section 2.

                      (ii) Disability.  Upon the Optionee's Disability Date, the
                  Optionee may, within one year after such Disability Date, exercise all or a part of the Option to the extent it was exercisable upon such Disability Date. In no event, however, may the Option be exercised later than the expiration date described in Section 2.

                           (iii) Death. In the event of the death of the Optionee while employed by the Corporation or within the additional period of time from the date of the Optionee's Disability Date and prior to the expiration of the Option as provided in Section 3(a)(ii), to the extent all or any part of the Option was exercisable as of the date of death, the right of the Optionee's Beneficiary to exercise the Option shall expire upon the expiration of one year from the date of the Optionee's death (but in no event more than one year from the Optionee's Disability Date) or, if earlier, on the date of expiration of the Option determined pursuant to Section 2. In all other cases of death following the Optionee's Termination of Employment, the Optionee's Beneficiary may exercise the Option within the remaining time, if any, provided in Section 3(a)(i).

                                                       2


                  (b) Termination of Unvested Option Upon Termination of Employment. To the extent all or any part of the Option was not exercisable as of the date of Termination of Employment, the unexercisable portion of the Option shall expire at the date of such Termination of Employment.

         4. Exercise Procedures. The Option shall be exercisable by written notice to the Corporation, which must be received by the Secretary of the Corporation not later than 5:00 P.M. local time at the principal executive office of the Corporation on the expiration date of the Option. Such written notice shall set forth (a) the number of shares of Common Stock being purchased,
(b) the total exercise price for the shares of Common Stock being purchased, (c) the exact name as it should appear on the stock certificate(s) to be issued for the shares of Common Stock being purchased, and (d) the address to which the stock certificate(s) should be sent. The exercise price of shares of Common Stock purchased upon exercise of the Option shall be paid in full (a) in cash,
(b) by delivery to the Corporation of shares of Common Stock (which may include shares of Common Stock issued in connection with the exercise of the Option, subject to such rules as the Committee deems appropriate), (c) in any combination of cash and shares of Common Stock, or (d) by delivery of such other consideration as the Committee deems appropriate and in compliance with applicable law (including payment in accordance with a cashless exercise program under which, if so instructed by the Optionee, shares of Common Stock may be issued directly to the Optionee's broker or dealer upon receipt of the exercise price in cash from the broker or dealer). In the event that any shares of Common Stock shall be transferred to the Corporation to satisfy all or any part of the exercise price, (i) the part of the exercise price deemed to have been satisfied by such transfer of shares of Common Stock shall be equal to the product derived by multiplying the Fair Market Value as of the date of exercise times the number of shares of Common Stock transferred to the Corporation and (ii) the Optionee shall be granted a Reload Option covering the number of shares of Common Stock transferred to the Corporation in payment of the exercise price. The terms of the Reload Option shall be as set forth in Section 6.03(e) of the Plan and the Reload Option shall be exercisable in full six months following its date of grant. The Optionee may not transfer to the Corporation in satisfaction of the exercise price any fraction of a share of Common Stock, and any portion of the exercise price that would represent less than a full share of Common Stock must be paid in cash by the Optionee. Subject to Section 8 hereof, certificates for the purchased shares of Common Stock will be issued and delivered to the Optionee as soon as practicable after the receipt of such payment of the exercise price; provided, however, that delivery of any such shares of Common Stock shall be deemed effected for all purposes when a stock transfer agent of the Corporation shall have deposited such certificates in the United States mail, addressed to Optionee, at

                                                       3

the address set forth on the last page of this Agreement or to such other address as Optionee may from time to time designate in a written notice to the Corporation. The Optionee shall not be deemed for any purpose to be a shareholder of the Corporation in respect of any shares of Common Stock as to which the Option shall not have been exercised, as herein provided, until such shares of Common Stock have been issued to Optionee by the Corporation hereunder.

         5. Plan Provisions Control Option Terms; Modifications. The Option is granted pursuant and subject to the terms and conditions of the Plan, the provisions of which are incorporated herein by reference. In the event any provision of this Agreement shall conflict with any of the terms in the Plan as constituted on the Date of Grant, the terms of the Plan as constituted on the Date of Grant shall control. The Option shall not be modified after the Date of Grant except by express written agreement between the Corporation and the Optionee; provided, however, that any such modification (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee. No modifications may be made to the Option while the Optionee is subject to Section 16(b) of the Exchange Act except in compliance with Rule 16b-3.

         6. Limitations on Transfer. The Option may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of the Optionee, only the Optionee personally may exercise rights under this Agreement. The Optionee's Beneficiary may exercise the Optionee's rights hereunder only to the extent they were exercisable under this Agreement at the date of the death of the Optionee and are otherwise currently exercisable.

         7. Taxes. The Corporation shall be entitled to withhold (or secure payment from the Optionee in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Corporation with respect to any shares of Common Stock issuable under this Agreement, or upon a disqualifying disposition of shares of Common Stock received pursuant to the exercise of an Incentive Stock Option, and the Corporation may defer issuance of shares of Common Stock upon the exercise of the Option unless the Corporation is indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Optionee at such time as the Committee determines. The Optionee may satisfy his or her tax withholding obligation by the payment of cash to the Corporation and/or by the withholding from the Option, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such shares of Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to

                                                       4

establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate, including, without limitation, rules and procedures relating to elections to have shares of Common Stock withheld upon exercise of the Option to meet such withholding obligations.

         8. No Exercise in Violation of Law. Notwithstanding any of the provisions of this Agreement, the Optionee hereby agrees that he or she will not exercise the Option granted hereby, and that the Corporation will not be obligated to issue any shares of Common Stock to the Optionee hereunder, if the exercise thereof or the issuance of such shares of Common Stock shall constitute a violation by the Optionee or the Corporation of any provision of any law or regulation of any governmental authority. Any determination in this connection by the Committee shall be final, binding and conclusive.

         9. Securities Law Compliance. The Optionee acknowledges that the shares of Common Stock issuable on exercise of the Option have not been registered under the Securities Act of 1993, as amended ("Act"). The Optionee represents and acknowledges that such shares of Common Stock, when purchased, shall be held for investment and not with a view to the sale or distribution of any part thereof, and that the Optionee may be required to bear the economic risk of his or her investment for an indefinite period of time. The Optionee further represents and warrants that the Optionee and his or her Beneficiaries will not sell or otherwise dispose of these shares of Common Stock except pursuant to an effective registration statement under the Act or in a transaction that, in the opinion of counsel for the Corporation, is exempt from registration under the Act.


                                                       5
         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                                     BULL & BEAR GROUP, INC.


__________________________          By:____________________________
                                                    Member of the Stock Option
                                    Committee

WITNESS:                                    OPTIONEE


- --------------------------          --------------------------------

                                                     * * * * *

Number of shares of Common Stock
subject to the Option:                      50,000 shares of Common Stock

Exercise Price per share of Common
Stock:                                               $2.0625

Installment Exercise Schedule:

                                                  Cumulative Number of Shares
         Anniversary of                            of Common Stock in Respect
         Date of Grant                           of which Option is Exercisable

Prior to 1st                                                             0
On and After 1st-Prior to 2nd                                   0
On and After 2nd                                                 45,000
On and After 3rd                                                 50,000

Notice Addresses:

If to the Corporation:                      If to the Optionee:

Bull & Bear Group, Inc.                     Bassett S. Winmill
11 Hanover Square                                    11 Hanover Square
New York, New York  10005                   New York, New York  10005
Attention:  Secretary

                                                       6







                                              BULL & BEAR GROUP, INC.
                                  INCENTIVE STOCK OPTION AGREEMENT FOR EMPLOYEES


         AGREEMENT ("Agreement") dated this 5th day of February, 1996 by and between Bull & Bear Group, Inc., a Delaware corporation ("Corporation"), and Robert D. Anderson, an employee of the Corporation ("Optionee").

         WHEREAS, the Corporation desires to have Optionee continue in its employ and to provide Optionee with an incentive by sharing in the success of the Corporation;

         WHEREAS, in order to provide such an incentive to its officers and key employees, the Corporation has adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, as amended
("Plan");

         WHEREAS, the Corporation desires to grant to Optionee under the Plan options that qualify as "incentive stock options" within the meaning of Section 422 or any successor provision of the Internal Revenue Code of 1986, as amended ("Code"); and

         WHEREAS, unless otherwise provided herein, capitalized terms used in this Agreement shall have the meaning given them in the Plan;

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
representations herein contained and intending to be legally bound, the parties hereto agree as follows:

         1. Number of Shares and Price. The Corporation hereby grants to the Optionee an option ("Option") to purchase the number of shares of Common Stock set forth on the last page of this Agreement. The exercise price per share of Common Stock of the Option shall be as is set forth on the last page of this Agreement, such price being the Fair Market Value per share of Common Stock on the Date of Grant of the Option. The Option is intended to be an Incentive Stock Option; provided, however, that to the extent, but only to the extent, that the provisions of this Agreement or the nature of any actions taken by the Optionee are inconsistent with the treatment of the Option as an Incentive Stock Option, the Option shall be deemed a Non-Qualified Stock Option.

         2. Term and Exercise. The Option shall expire five (5) years from the date hereof, subject to earlier termination as set forth in Section 3. Subject to the provisions of Section 3, the Option shall become exercisable in installments as set forth on the last page of this Agreement. Notwithstanding the foregoing, the Option shall not be exercisable in whole, or in part, prior to six months from the Date of Grant.

         3.       Exercise of Option Upon Termination of Employment.

                  (a)      Termination of Vested Option Upon Termination of
Employment.

                           (i) Termination.  Upon the Optionee's  Termination of
                  Employment other than by reason of death or Disability, the Optionee may, within three months from the date of such Termination of Employment, exercise all or any part of the Option to the extent it was exercisable at the date of
                  Termination of Employment, but only if (a) the Optionee resigns or retires and the Committee administering the Plan consents to such resignation or retirement and (b) such Termination of Employment is not for Cause. If such Termination of Employment is for Cause, the right of the Optionee to exercise the Option shall terminate at the date of Termination of Employment. In no event may the Option be exercised later than the expiration date described in Section 2.

                      (ii) Disability.  Upon the Optionee's Disability Date, the
                  Optionee may, within one year after such Disability Date, exercise all or a part of the Option to the extent it was exercisable upon such Disability Date. In no event, however, may the Option be exercised later than the expiration date described in Section 2.

                           (iii) Death. In the event of the death of the Optionee while employed by the Corporation or within the additional period of time from the date of the Optionee's Disability Date and prior to the expiration of the Option as provided in Section 3(a)(ii), to the extent all or any part of the Option was exercisable as of the date of death, the right of the Optionee's Beneficiary to exercise the Option shall expire upon the expiration of one year from the date of the Optionee's death (but in no event more than one year from the Optionee's Disability Date) or, if earlier, on the date of expiration of the Option determined pursuant to Section 2. In all other cases of death following the Optionee's Termination of Employment, the Optionee's Beneficiary may exercise the Option within the remaining time, if any, provided in Section 3(a)(i).

                  (b) Termination of Unvested Option Upon Termination of Employment. To the extent all or any part of the Option was not exercisable as of the date of Termination of Employment, the unexercisable portion of the Option shall expire at the date of such Termination of Employment.

         4. Exercise Procedures. The Option shall be exercisable by written notice to the Corporation, which must be received by the Secretary of the Corporation not later than 5:00 P.M. local time at the principal executive office of the Corporation on the expiration date of the Option. Such written notice shall set forth (a) the number of shares of Common Stock being purchased,
(b) the total exercise price for the shares of Common Stock being purchased, (c) the exact name as it should appear on the stock certificate(s) to be issued for the shares of Common Stock being purchased, and (d) the address to which the stock certificate(s) should be sent. The exercise price of shares of Common Stock purchased upon exercise of the Option shall be paid in full (a) in cash,
(b) by delivery to the Corporation of shares of Common Stock (which may include shares of Common Stock issued in connection with the exercise of the Option, subject to such rules as the Committee deems appropriate), (c) in any combination of cash and shares of Common Stock, or (d) by delivery of such other consideration as the Committee deems appropriate and in compliance with applicable law (including payment in accordance with a cashless exercise program under which, if so instructed by the Optionee, shares of Common Stock may be issued directly to the Optionee's broker or dealer upon receipt of the exercise price in cash from the broker or dealer). In the event that any shares of Common Stock shall be transferred to the Corporation to satisfy all or any part of the exercise price, (i) the part of the exercise price deemed to have been satisfied by such transfer of shares of Common Stock shall be equal to the product derived by multiplying the Fair Market Value as of the date of exercise times the number of shares of Common Stock transferred to the Corporation and (ii) the Optionee shall be granted a Reload Option covering the number of shares of Common Stock transferred to the Corporation in payment of the exercise price. The terms of the Reload Option shall be as set forth in Section 6.03(e) of the Plan and the Reload Option shall be exercisable in full six months following its date of grant. The Optionee may not transfer to the Corporation in satisfaction of the exercise price any fraction of a share of Common Stock, and any portion of the exercise price that would represent less than a full share of Common Stock must be paid in cash by the Optionee. Subject to Section 8 hereof, certificates for the purchased shares of Common Stock will be issued and delivered to the Optionee as soon as practicable after the receipt of such payment of the exercise price; provided, however, that delivery of any such shares of Common Stock shall be deemed effected for all purposes when a stock transfer agent of the Corporation shall have deposited such certificates in the United States mail, addressed to Optionee, at the address set forth on the last page of this Agreement or to such other address as Optionee may from time to time designate in a written notice to the Corporation. The Optionee shall not be deemed for any purpose to be a shareholder of the Corporation in respect of any shares of Common Stock as to which the Option shall not have been exercised, as herein provided, until such shares of Common Stock have been issued to Optionee by the Corporation hereunder.

         5. Plan Provisions Control Option Terms; Modifications. The Option is granted pursuant and subject to the terms and conditions of the Plan, the provisions of which are incorporated herein by reference. In the event any provision of this Agreement shall conflict with any of the terms in the Plan as constituted on the Date of Grant, the terms of the Plan as constituted on the Date of Grant shall control. The Option shall not be modified after the Date of Grant except by express written agreement between the Corporation and the Optionee; provided, however, that any such modification (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee. No modifications may be made to the Option while the Optionee is subject to Section 16(b) of the Exchange Act except in compliance with Rule 16b-3.

         6. Limitations on Transfer. The Option may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of the Optionee, only the Optionee personally may exercise rights under this Agreement. The Optionee's Beneficiary may exercise the Optionee's rights hereunder only to the extent they were exercisable under this Agreement at the date of the death of the Optionee and are otherwise currently exercisable.

         7. Taxes. The Corporation shall be entitled to withhold (or secure payment from the Optionee in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Corporation with respect to any shares of Common Stock issuable under this Agreement, or upon a disqualifying disposition of shares of Common Stock received pursuant to the exercise of an Incentive Stock Option, and the Corporation may defer issuance of shares of Common Stock upon the exercise of the Option unless the Corporation is indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Optionee at such time as the Committee determines. The Optionee may satisfy his or her tax withholding obligation by the payment of cash to the Corporation and/or by the withholding from the Option, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such shares of Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate, including, without limitation, rules and procedures relating to elections to have shares of Common Stock withheld upon exercise of the Option to meet such withholding obligations.

         8. No Exercise in Violation of Law. Notwithstanding any of the provisions of this Agreement, the Optionee hereby agrees that he or she will not exercise the Option granted hereby, and that the Corporation will not be obligated to issue any shares of Common Stock to the Optionee hereunder, if the exercise thereof or the issuance of such shares of Common Stock shall constitute a violation by the Optionee or the Corporation of any provision of any law or regulation of any governmental authority. Any determination in this connection by the Committee shall be final, binding and conclusive.

         9. Securities Law Compliance. The Optionee acknowledges that the shares of Common Stock issuable on exercise of the Option have not been registered under the Securities Act of 1993, as amended ("Act"). The Optionee represents and acknowledges that such shares of Common Stock, when purchased, shall be held for investment and not with a view to the sale or distribution of any part thereof, and that the Optionee may be required to bear the economic risk of his or her investment for an indefinite period of time. The Optionee further represents and warrants that the Optionee and his or her Beneficiaries will not sell or otherwise dispose of these shares of Common Stock except pursuant to an effective registration statement under the Act or in a transaction that, in the opinion of counsel for the Corporation, is exempt from registration under the Act.


         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                                     BULL & BEAR GROUP, INC.


__________________________          By:____________________________
                                                   Member of the Stock Option
                                    Committee

WITNESS:                                    OPTIONEE


- --------------------------          --------------------------------

                                                     * * * * *

Number of shares of Common Stock
subject to the Option:                      20,000 shares of Common Stock

Exercise Price per share of Common
Stock:                                               $1.875

Installment Exercise Schedule:

                                                Cumulative Number of Shares
         Anniversary of                        of Common Stock in Respect
         Date of Grant                         of which Option is Exercisable

Prior to 1st                                                      0
On and After 1st-Prior to 2nd                                     0
On and After 2nd                                                20,000


Notice Addresses:

If to the Corporation:                      If to the Optionee:

Bull & Bear Group, Inc.                     Robert D. Anderson
11 Hanover Square                                    11 Hanover Square
New York, New York  10005                   New York, New York  10005
Attention:  Secretary

                                              BULL & BEAR GROUP, INC.
                                  INCENTIVE STOCK OPTION AGREEMENT FOR EMPLOYEES


         AGREEMENT ("Agreement") dated this 5th day of February, 1996 by and between Bull & Bear Group, Inc., a Delaware corporation ("Corporation"), and Mark C. Winmill, an employee of the Corporation ("Optionee").

         WHEREAS, the Corporation desires to have Optionee continue in its employ and to provide Optionee with an incentive by sharing in the success of the Corporation;

         WHEREAS, in order to provide such an incentive to its officers and key employees, the Corporation has adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, as amended
("Plan");

         WHEREAS, the Corporation desires to grant to Optionee under the Plan options that qualify as "incentive stock options" within the meaning of Section 422 or any successor provision of the Internal Revenue Code of 1986, as amended ("Code"); and

         WHEREAS, unless otherwise provided herein, capitalized terms used in this Agreement shall have the meaning given them in the Plan;

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
representations herein contained and intending to be legally bound, the parties hereto agree as follows:

         1. Number of Shares and Price. The Corporation hereby grants to the Optionee an option ("Option") to purchase the number of shares of Common Stock set forth on the last page of this Agreement. The exercise price per share of Common Stock of the Option shall be as is set forth on the last page of this Agreement, such price being the Fair Market Value per share of Common Stock on the Date of Grant of the Option. The Option is intended to be an Incentive Stock Option; provided, however, that to the extent, but only to the extent, that the provisions of this Agreement or the nature of any actions taken by the Optionee are inconsistent with the treatment of the Option as an Incentive Stock Option, the Option shall be deemed a Non-Qualified Stock Option.

         2. Term and Exercise. The Option shall expire five (5) years from the date hereof, subject to earlier termination as set forth in Section 3. Subject to the provisions of Section 3, the Option shall become exercisable in installments as set forth on the last page of this Agreement. Notwithstanding the foregoing, the Option shall not be exercisable in whole, or in part, prior to six months from the Date of Grant.

         3.       Exercise of Option Upon Termination of Employment.

                  (a)      Termination of Vested Option Upon Termination of
Employment.

                           (i) Termination.  Upon the Optionee's  Termination of
                  Employment other than by reason of death or Disability, the Optionee may, within three months from the date of such Termination of Employment, exercise all or any part of the Option to the extent it was exercisable at the date of
                  Termination of Employment, but only if (a) the Optionee resigns or retires and the Committee administering the Plan consents to such resignation or retirement and (b) such Termination of Employment is not for Cause. If such Termination of Employment is for Cause, the right of the Optionee to exercise the Option shall terminate at the date of Termination of Employment. In no event may the Option be exercised later than the expiration date described in Section 2.

                      (ii) Disability.  Upon the Optionee's Disability Date, the
                  Optionee may, within one year after such Disability Date, exercise all or a part of the Option to the extent it was exercisable upon such Disability Date. In no event, however, may the Option be exercised later than the expiration date described in Section 2.

                           (iii) Death. In the event of the death of the Optionee while employed by the Corporation or within the additional period of time from the date of the Optionee's Disability Date and prior to the expiration of the Option as provided in Section 3(a)(ii), to the extent all or any part of the Option was exercisable as of the date of death, the right of the Optionee's Beneficiary to exercise the Option shall expire upon the expiration of one year from the date of the Optionee's death (but in no event more than one year from the Optionee's Disability Date) or, if earlier, on the date of expiration of the Option determined pursuant to Section 2. In all other cases of death following the Optionee's Termination of Employment, the Optionee's Beneficiary may exercise the Option within the remaining time, if any, provided in Section 3(a)(i).

                  (b) Termination of Unvested Option Upon Termination of Employment. To the extent all or any part of the Option was not exercisable as of the date of Termination of Employment, the unexercisable portion of the Option shall expire at the date of such Termination of Employment.

         4. Exercise Procedures. The Option shall be exercisable by written notice to the Corporation, which must be received by the Secretary of the Corporation not later than 5:00 P.M. local time at the principal executive office of the Corporation on the expiration date of the Option. Such written notice shall set forth (a) the number of shares of Common Stock being purchased,
(b) the total exercise price for the shares of Common Stock being purchased, (c) the exact name as it should appear on the stock certificate(s) to be issued for the shares of Common Stock being purchased, and (d) the address to which the stock certificate(s) should be sent. The exercise price of shares of Common Stock purchased upon exercise of the Option shall be paid in full (a) in cash,
(b) by delivery to the Corporation of shares of Common Stock (which may include shares of Common Stock issued in connection with the exercise of the Option, subject to such rules as the Committee deems appropriate), (c) in any combination of cash and shares of Common Stock, or (d) by delivery of such other consideration as the Committee deems appropriate and in compliance with applicable law (including payment in accordance with a cashless exercise program under which, if so instructed by the Optionee, shares of Common Stock may be issued directly to the Optionee's broker or dealer upon receipt of the exercise price in cash from the broker or dealer). In the event that any shares of Common Stock shall be transferred to the Corporation to satisfy all or any part of the exercise price, (i) the part of the exercise price deemed to have been satisfied by such transfer of shares of Common Stock shall be equal to the product derived by multiplying the Fair Market Value as of the date of exercise times the number of shares of Common Stock transferred to the Corporation and (ii) the Optionee shall be granted a Reload Option covering the number of shares of Common Stock transferred to the Corporation in payment of the exercise price. The terms of the Reload Option shall be as set forth in Section 6.03(e) of the Plan and the Reload Option shall be exercisable in full six months following its date of grant. The Optionee may not transfer to the Corporation in satisfaction of the exercise price any fraction of a share of Common Stock, and any portion of the exercise price that would represent less than a full share of Common Stock must be paid in cash by the Optionee. Subject to Section 8 hereof, certificates for the purchased shares of Common Stock will be issued and delivered to the Optionee as soon as practicable after the receipt of such payment of the exercise price; provided, however, that delivery of any such shares of Common Stock shall be deemed effected for all purposes when a stock transfer agent of the Corporation shall have deposited such certificates in the United States mail, addressed to Optionee, at the address set forth on the last page of this Agreement or to such other address as Optionee may from time to time designate in a written notice to the Corporation. The Optionee shall not be deemed for any purpose to be a shareholder of the Corporation in respect of any shares of Common Stock as to which the Option shall not have been exercised, as herein provided, until such shares of Common Stock have been issued to Optionee by the Corporation hereunder.

         5. Plan Provisions Control Option Terms; Modifications. The Option is granted pursuant and subject to the terms and conditions of the Plan, the provisions of which are incorporated herein by reference. In the event any provision of this Agreement shall conflict with any of the terms in the Plan as constituted on the Date of Grant, the terms of the Plan as constituted on the Date of Grant shall control. The Option shall not be modified after the Date of Grant except by express written agreement between the Corporation and the Optionee; provided, however, that any such modification (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee. No modifications may be made to the Option while the Optionee is subject to Section 16(b) of the Exchange Act except in compliance with Rule 16b-3.

         6. Limitations on Transfer. The Option may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of the Optionee, only the Optionee personally may exercise rights under this Agreement. The Optionee's Beneficiary may exercise the Optionee's rights hereunder only to the extent they were exercisable under this Agreement at the date of the death of the Optionee and are otherwise currently exercisable.

         7. Taxes. The Corporation shall be entitled to withhold (or secure payment from the Optionee in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Corporation with respect to any shares of Common Stock issuable under this Agreement, or upon a disqualifying disposition of shares of Common Stock received pursuant to the exercise of an Incentive Stock Option, and the Corporation may defer issuance of shares of Common Stock upon the exercise of the Option unless the Corporation is indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Optionee at such time as the Committee determines. The Optionee may satisfy his or her tax withholding obligation by the payment of cash to the Corporation and/or by the withholding from the Option, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such shares of Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate, including, without limitation, rules and procedures relating to elections to have shares of Common Stock withheld upon exercise of the Option to meet such withholding obligations.

         8. No Exercise in Violation of Law. Notwithstanding any of the provisions of this Agreement, the Optionee hereby agrees that he or she will not exercise the Option granted hereby, and that the Corporation will not be obligated to issue any shares of Common Stock to the Optionee hereunder, if the exercise thereof or the issuance of such shares of Common Stock shall constitute a violation by the Optionee or the Corporation of any provision of any law or regulation of any governmental authority. Any determination in this connection by the Committee shall be final, binding and conclusive.

         9. Securities Law Compliance. The Optionee acknowledges that the shares of Common Stock issuable on exercise of the Option have not been registered under the Securities Act of 1993, as amended ("Act"). The Optionee represents and acknowledges that such shares of Common Stock, when purchased, shall be held for investment and not with a view to the sale or distribution of any part thereof, and that the Optionee may be required to bear the economic risk of his or her investment for an indefinite period of time. The Optionee further represents and warrants that the Optionee and his or her Beneficiaries will not sell or otherwise dispose of these shares of Common Stock except pursuant to an effective registration statement under the Act or in a transaction that, in the opinion of counsel for the Corporation, is exempt from registration under the Act.


         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                                     BULL & BEAR GROUP, INC.


__________________________          By:____________________________
                                                  Member of the Stock Option
                                    Committee

WITNESS:                                    OPTIONEE


- --------------------------          --------------------------------

                                                     * * * * *

Number of shares of Common Stock
subject to the Option:                      50,000 shares of Common Stock

Exercise Price per share of Common
Stock:                                               $1.875

Installment Exercise Schedule:

                                                     Cumulative Number of Shares
         Anniversary of                              of Common Stock in Respect
         Date of Grant                            of which Option is Exercisable

Prior to 1st                                                       0
On and After 1st-Prior to 2nd                                      0
On and After 2nd                                                50,000


Notice Addresses:

If to the Corporation:                      If to the Optionee:

Bull & Bear Group, Inc.                     Mark C. Winmill
11 Hanover Square                                    11 Hanover Square
New York, New York  10005                   New York, New York  10005
Attention:  Secretary

                                              BULL & BEAR GROUP, INC.
                                  INCENTIVE STOCK OPTION AGREEMENT FOR EMPLOYEES


         AGREEMENT ("Agreement") dated this 5th day of February, 1996 by and between Bull & Bear Group, Inc., a Delaware corporation ("Corporation"), and Thomas B. Winmill, an employee of the Corporation ("Optionee").

         WHEREAS, the Corporation desires to have Optionee continue in its employ and to provide Optionee with an incentive by sharing in the success of the Corporation;

         WHEREAS, in order to provide such an incentive to its officers and key employees, the Corporation has adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, as amended
("Plan");

         WHEREAS, the Corporation desires to grant to Optionee under the Plan options that qualify as "incentive stock options" within the meaning of Section 422 or any successor provision of the Internal Revenue Code of 1986, as amended ("Code"); and

         WHEREAS, unless otherwise provided herein, capitalized terms used in this Agreement shall have the meaning given them in the Plan;

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
representations herein contained and intending to be legally bound, the parties hereto agree as follows:

         1. Number of Shares and Price. The Corporation hereby grants to the Optionee an option ("Option") to purchase the number of shares of Common Stock set forth on the last page of this Agreement. The exercise price per share of Common Stock of the Option shall be as is set forth on the last page of this Agreement, such price being the Fair Market Value per share of Common Stock on the Date of Grant of the Option. The Option is intended to be an Incentive Stock Option; provided, however, that to the extent, but only to the extent, that the provisions of this Agreement or the nature of any actions taken by the Optionee are inconsistent with the treatment of the Option as an Incentive Stock Option, the Option shall be deemed a Non-Qualified Stock Option.

         2. Term and Exercise. The Option shall expire five (5) years from the date hereof, subject to earlier termination as set forth in Section 3. Subject to the provisions of Section 3, the Option shall become exercisable in installments as set forth on the last page of this Agreement. Notwithstanding the foregoing, the Option shall not be exercisable in whole, or in part, prior to six months from the Date of Grant.

         3.       Exercise of Option Upon Termination of Employment.

                  (a)      Termination of Vested Option Upon Termination of
Employment.

                           (i) Termination.  Upon the Optionee's  Termination of
                  Employment other than by reason of death or Disability, the Optionee may, within three months from the date of such Termination of Employment, exercise all or any part of the Option to the extent it was exercisable at the date of
                  Termination of Employment, but only if (a) the Optionee resigns or retires and the Committee administering the Plan consents to such resignation or retirement and (b) such Termination of Employment is not for Cause. If such Termination of Employment is for Cause, the right of the Optionee to exercise the Option shall terminate at the date of Termination of Employment. In no event may the Option be exercised later than the expiration date described in Section 2.

                      (ii) Disability.  Upon the Optionee's Disability Date, the
                  Optionee may, within one year after such Disability Date, exercise all or a part of the Option to the extent it was exercisable upon such Disability Date. In no event, however, may the Option be exercised later than the expiration date described in Section 2.

                           (iii) Death. In the event of the death of the Optionee while employed by the Corporation or within the additional period of time from the date of the Optionee's Disability Date and prior to the expiration of the Option as provided in Section 3(a)(ii), to the extent all or any part of the Option was exercisable as of the date of death, the right of the Optionee's Beneficiary to exercise the Option shall expire upon the expiration of one year from the date of the Optionee's death (but in no event more than one year from the Optionee's Disability Date) or, if earlier, on the date of expiration of the Option determined pursuant to Section 2. In all other cases of death following the Optionee's Termination of Employment, the Optionee's Beneficiary may exercise the Option within the remaining time, if any, provided in Section 3(a)(i).

                  (b) Termination of Unvested Option Upon Termination of Employment. To the extent all or any part of the Option was not exercisable as of the date of Termination of Employment, the unexercisable portion of the Option shall expire at the date of such Termination of Employment.

         4. Exercise Procedures. The Option shall be exercisable by written notice to the Corporation, which must be received by the Secretary of the Corporation not later than 5:00 P.M. local time at the principal executive office of the Corporation on the expiration date of the Option. Such written notice shall set forth (a) the number of shares of Common Stock being purchased,
(b) the total exercise price for the shares of Common Stock being purchased, (c) the exact name as it should appear on the stock certificate(s) to be issued for the shares of Common Stock being purchased, and (d) the address to which the stock certificate(s) should be sent. The exercise price of shares of Common Stock purchased upon exercise of the Option shall be paid in full (a) in cash,
(b) by delivery to the Corporation of shares of Common Stock (which may include shares of Common Stock issued in connection with the exercise of the Option, subject to such rules as the Committee deems appropriate), (c) in any combination of cash and shares of Common Stock, or (d) by delivery of such other consideration as the Committee deems appropriate and in compliance with applicable law (including payment in accordance with a cashless exercise program under which, if so instructed by the Optionee, shares of Common Stock may be issued directly to the Optionee's broker or dealer upon receipt of the exercise price in cash from the broker or dealer). In the event that any shares of Common Stock shall be transferred to the Corporation to satisfy all or any part of the exercise price, (i) the part of the exercise price deemed to have been satisfied by such transfer of shares of Common Stock shall be equal to the product derived by multiplying the Fair Market Value as of the date of exercise times the number of shares of Common Stock transferred to the Corporation and (ii) the Optionee shall be granted a Reload Option covering the number of shares of Common Stock transferred to the Corporation in payment of the exercise price. The terms of the Reload Option shall be as set forth in Section 6.03(e) of the Plan and the Reload Option shall be exercisable in full six months following its date of grant. The Optionee may not transfer to the Corporation in satisfaction of the exercise price any fraction of a share of Common Stock, and any portion of the exercise price that would represent less than a full share of Common Stock must be paid in cash by the Optionee. Subject to Section 8 hereof, certificates for the purchased shares of Common Stock will be issued and delivered to the Optionee as soon as practicable after the receipt of such payment of the exercise price; provided, however, that delivery of any such shares of Common Stock shall be deemed effected for all purposes when a stock transfer agent of the Corporation shall have deposited such certificates in the United States mail, addressed to Optionee, at the address set forth on the last page of this Agreement or to such other address as Optionee may from time to time designate in a written notice to the Corporation. The Optionee shall not be deemed for any purpose to be a shareholder of the Corporation in respect of any shares of Common Stock as to which the Option shall not have been exercised, as herein provided, until such shares of Common Stock have been issued to Optionee by the Corporation hereunder.

         5. Plan Provisions Control Option Terms; Modifications. The Option is granted pursuant and subject to the terms and conditions of the Plan, the provisions of which are incorporated herein by reference. In the event any provision of this Agreement shall conflict with any of the terms in the Plan as constituted on the Date of Grant, the terms of the Plan as constituted on the Date of Grant shall control. The Option shall not be modified after the Date of Grant except by express written agreement between the Corporation and the Optionee; provided, however, that any such modification (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee. No modifications may be made to the Option while the Optionee is subject to Section 16(b) of the Exchange Act except in compliance with Rule 16b-3.

         6. Limitations on Transfer. The Option may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of the Optionee, only the Optionee personally may exercise rights under this Agreement. The Optionee's Beneficiary may exercise the Optionee's rights hereunder only to the extent they were exercisable under this Agreement at the date of the death of the Optionee and are otherwise currently exercisable.

         7. Taxes. The Corporation shall be entitled to withhold (or secure payment from the Optionee in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Corporation with respect to any shares of Common Stock issuable under this Agreement, or upon a disqualifying disposition of shares of Common Stock received pursuant to the exercise of an Incentive Stock Option, and the Corporation may defer issuance of shares of Common Stock upon the exercise of the Option unless the Corporation is indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Optionee at such time as the Committee determines. The Optionee may satisfy his or her tax withholding obligation by the payment of cash to the Corporation and/or by the withholding from the Option, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such shares of Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate, including, without limitation, rules and procedures relating to elections to have shares of Common Stock withheld upon exercise of the Option to meet such withholding obligations.

         8. No Exercise in Violation of Law. Notwithstanding any of the provisions of this Agreement, the Optionee hereby agrees that he or she will not exercise the Option granted hereby, and that the Corporation will not be obligated to issue any shares of Common Stock to the Optionee hereunder, if the exercise thereof or the issuance of such shares of Common Stock shall constitute a violation by the Optionee or the Corporation of any provision of any law or regulation of any governmental authority. Any determination in this connection by the Committee shall be final, binding and conclusive.

         9. Securities Law Compliance. The Optionee acknowledges that the shares of Common Stock issuable on exercise of the Option have not been registered under the Securities Act of 1993, as amended ("Act"). The Optionee represents and acknowledges that such shares of Common Stock, when purchased, shall be held for investment and not with a view to the sale or distribution of any part thereof, and that the Optionee may be required to bear the economic risk of his or her investment for an indefinite period of time. The Optionee further represents and warrants that the Optionee and his or her Beneficiaries will not sell or otherwise dispose of these shares of Common Stock except pursuant to an effective registration statement under the Act or in a transaction that, in the opinion of counsel for the Corporation, is exempt from registration under the Act.


         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                                     BULL & BEAR GROUP, INC.


__________________________          By:____________________________
                                                    Member of the Stock Option
                                    Committee

WITNESS:                                    OPTIONEE


- --------------------------          --------------------------------

                                                     * * * * *

Number of shares of Common Stock
subject to the Option:                      50,000 shares of Common Stock

Exercise Price per share of Common
Stock:                                               $1.875

Installment Exercise Schedule:

                                                    Cumulative Number of Shares
         Anniversary of                              of Common Stock in Respect
         Date of Grant                          of which Option is Exercisable

Prior to 1st                                                      0
On and After 1st-Prior to 2nd                                     0
On and After 2nd                                                50,000


Notice Addresses:

If to the Corporation:                      If to the Optionee:

Bull & Bear Group, Inc.                     Thomas B. Winmill1
11 Hanover Square                                    11 Hanover Square
New York, New York  10005                   New York, New York  10005
Attention:  Secretary

                                              BULL & BEAR GROUP, INC.
                                  INCENTIVE STOCK OPTION AGREEMENT FOR EMPLOYEES


         AGREEMENT ("Agreement") dated this 5th day of February, 1996 by and between Bull & Bear Group, Inc., a Delaware corporation ("Corporation"), and Steven A. Landis, an employee of the Corporation ("Optionee").

         WHEREAS, the Corporation desires to have Optionee continue in its employ and to provide Optionee with an incentive by sharing in the success of the Corporation;

         WHEREAS, in order to provide such an incentive to its officers and key employees, the Corporation has adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, as amended
("Plan");

         WHEREAS, the Corporation desires to grant to Optionee under the Plan options that qualify as "incentive stock options" within the meaning of Section 422 or any successor provision of the Internal Revenue Code of 1986, as amended ("Code"); and

         WHEREAS, unless otherwise provided herein, capitalized terms used in this Agreement shall have the meaning given them in the Plan;

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
representations herein contained and intending to be legally bound, the parties hereto agree as follows:

         1. Number of Shares and Price. The Corporation hereby grants to the Optionee an option ("Option") to purchase the number of shares of Common Stock set forth on the last page of this Agreement. The exercise price per share of Common Stock of the Option shall be as is set forth on the last page of this Agreement, such price being the Fair Market Value per share of Common Stock on the Date of Grant of the Option. The Option is intended to be an Incentive Stock Option; provided, however, that to the extent, but only to the extent, that the provisions of this Agreement or the nature of any actions taken by the Optionee are inconsistent with the treatment of the Option as an Incentive Stock Option, the Option shall be deemed a Non-Qualified Stock Option.

         2. Term and Exercise. The Option shall expire five (5) years from the date hereof, subject to earlier termination as set forth in Section 3. Subject to the provisions of Section 3, the Option shall become exercisable in installments as set forth on the last page of this Agreement. Notwithstanding the foregoing, the Option shall not be exercisable in whole, or in part, prior to six months from the Date of Grant.

         3.       Exercise of Option Upon Termination of Employment.

                  (a)      Termination of Vested Option Upon Termination of
Employment.

                           (i) Termination.  Upon the Optionee's  Termination of
                  Employment other than by reason of death or Disability, the Optionee may, within three months from the date of such Termination of Employment, exercise all or any part of the Option to the extent it was exercisable at the date of
                  Termination of Employment, but only if (a) the Optionee resigns or retires and the Committee administering the Plan consents to such resignation or retirement and (b) such Termination of Employment is not for Cause. If such Termination of Employment is for Cause, the right of the Optionee to exercise the Option shall terminate at the date of Termination of Employment. In no event may the Option be exercised later than the expiration date described in Section 2.

                      (ii) Disability.  Upon the Optionee's Disability Date, the
                  Optionee may, within one year after such Disability Date, exercise all or a part of the Option to the extent it was exercisable upon such Disability Date. In no event, however, may the Option be exercised later than the expiration date described in Section 2.

                           (iii) Death. In the event of the death of the Optionee while employed by the Corporation or within the additional period of time from the date of the Optionee's Disability Date and prior to the expiration of the Option as provided in Section 3(a)(ii), to the extent all or any part of the Option was exercisable as of the date of death, the right of the Optionee's Beneficiary to exercise the Option shall expire upon the expiration of one year from the date of the Optionee's death (but in no event more than one year from the Optionee's Disability Date) or, if earlier, on the date of expiration of the Option determined pursuant to Section 2. In all other cases of death following the Optionee's Termination of Employment, the Optionee's Beneficiary may exercise the Option within the remaining time, if any, provided in Section 3(a)(i).

                  (b) Termination of Unvested Option Upon Termination of Employment. To the extent all or any part of the Option was not exercisable as of the date of Termination of Employment, the unexercisable portion of the Option shall expire at the date of such Termination of Employment.

         4. Exercise Procedures. The Option shall be exercisable by written notice to the Corporation, which must be received by the Secretary of the Corporation not later than 5:00 P.M. local time at the principal executive office of the Corporation on the expiration date of the Option. Such written notice shall set forth (a) the number of shares of Common Stock being purchased,
(b) the total exercise price for the shares of Common Stock being purchased, (c) the exact name as it should appear on the stock certificate(s) to be issued for the shares of Common Stock being purchased, and (d) the address to which the stock certificate(s) should be sent. The exercise price of shares of Common Stock purchased upon exercise of the Option shall be paid in full (a) in cash,
(b) by delivery to the Corporation of shares of Common Stock (which may include shares of Common Stock issued in connection with the exercise of the Option, subject to such rules as the Committee deems appropriate), (c) in any combination of cash and shares of Common Stock, or (d) by delivery of such other consideration as the Committee deems appropriate and in compliance with applicable law (including payment in accordance with a cashless exercise program under which, if so instructed by the Optionee, shares of Common Stock may be issued directly to the Optionee's broker or dealer upon receipt of the exercise price in cash from the broker or dealer). In the event that any shares of Common Stock shall be transferred to the Corporation to satisfy all or any part of the exercise price, (i) the part of the exercise price deemed to have been satisfied by such transfer of shares of Common Stock shall be equal to the product derived by multiplying the Fair Market Value as of the date of exercise times the number of shares of Common Stock transferred to the Corporation and (ii) the Optionee shall be granted a Reload Option covering the number of shares of Common Stock transferred to the Corporation in payment of the exercise price. The terms of the Reload Option shall be as set forth in Section 6.03(e) of the Plan and the Reload Option shall be exercisable in full six months following its date of grant. The Optionee may not transfer to the Corporation in satisfaction of the exercise price any fraction of a share of Common Stock, and any portion of the exercise price that would represent less than a full share of Common Stock must be paid in cash by the Optionee. Subject to Section 8 hereof, certificates for the purchased shares of Common Stock will be issued and delivered to the Optionee as soon as practicable after the receipt of such payment of the exercise price; provided, however, that delivery of any such shares of Common Stock shall be deemed effected for all purposes when a stock transfer agent of the Corporation shall have deposited such certificates in the United States mail, addressed to Optionee, at the address set forth on the last page of this Agreement or to such other address as Optionee may from time to time designate in a written notice to the Corporation. The Optionee shall not be deemed for any purpose to be a shareholder of the Corporation in respect of any shares of Common Stock as to which the Option shall not have been exercised, as herein provided, until such shares of Common Stock have been issued to Optionee by the Corporation hereunder.

         5. Plan Provisions Control Option Terms; Modifications. The Option is granted pursuant and subject to the terms and conditions of the Plan, the provisions of which are incorporated herein by reference. In the event any provision of this Agreement shall conflict with any of the terms in the Plan as constituted on the Date of Grant, the terms of the Plan as constituted on the Date of Grant shall control. The Option shall not be modified after the Date of Grant except by express written agreement between the Corporation and the Optionee; provided, however, that any such modification (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee. No modifications may be made to the Option while the Optionee is subject to Section 16(b) of the Exchange Act except in compliance with Rule 16b-3.

         6. Limitations on Transfer. The Option may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of the Optionee, only the Optionee personally may exercise rights under this Agreement. The Optionee's Beneficiary may exercise the Optionee's rights hereunder only to the extent they were exercisable under this Agreement at the date of the death of the Optionee and are otherwise currently exercisable.

         7. Taxes. The Corporation shall be entitled to withhold (or secure payment from the Optionee in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Corporation with respect to any shares of Common Stock issuable under this Agreement, or upon a disqualifying disposition of shares of Common Stock received pursuant to the exercise of an Incentive Stock Option, and the Corporation may defer issuance of shares of Common Stock upon the exercise of the Option unless the Corporation is indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Optionee at such time as the Committee determines. The Optionee may satisfy his or her tax withholding obligation by the payment of cash to the Corporation and/or by the withholding from the Option, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such shares of Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate, including, without limitation, rules and procedures relating to elections to have shares of Common Stock withheld upon exercise of the Option to meet such withholding obligations.

         8. No Exercise in Violation of Law. Notwithstanding any of the provisions of this Agreement, the Optionee hereby agrees that he or she will not exercise the Option granted hereby, and that the Corporation will not be obligated to issue any shares of Common Stock to the Optionee hereunder, if the exercise thereof or the issuance of such shares of Common Stock shall constitute a violation by the Optionee or the Corporation of any provision of any law or regulation of any governmental authority. Any determination in this connection by the Committee shall be final, binding and conclusive.

         9. Securities Law Compliance. The Optionee acknowledges that the shares of Common Stock issuable on exercise of the Option have not been registered under the Securities Act of 1993, as amended ("Act"). The Optionee represents and acknowledges that such shares of Common Stock, when purchased, shall be held for investment and not with a view to the sale or distribution of any part thereof, and that the Optionee may be required to bear the economic risk of his or her investment for an indefinite period of time. The Optionee further represents and warrants that the Optionee and his or her Beneficiaries will not sell or otherwise dispose of these shares of Common Stock except pursuant to an effective registration statement under the Act or in a transaction that, in the opinion of counsel for the Corporation, is exempt from registration under the Act.


         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                                     BULL & BEAR GROUP, INC.


__________________________          By:____________________________
                                               Member of the Stock Option
                                    Committee

WITNESS:                                    OPTIONEE


- --------------------------          --------------------------------

                                                     * * * * *

Number of shares of Common Stock
subject to the Option:                      20,000 shares of Common Stock

Exercise Price per share of Common
Stock:                                               $1.875

Installment Exercise Schedule

                                                    Cumulative Number of Shares
         Anniversary of                              of Common Stock in Respect
         Date of Grant                           of which Option is Exercisable

Prior to 1st                                                       0
On and After 1st-Prior to 2nd                                      0
On and After 2nd                                                20,000


Notice Addresses:

If to the Corporation:                      If to the Optionee:

Bull & Bear Group, Inc.                     Steven A. Landis
11 Hanover Square                                    11 Hanover Square
New York, New York  10005                   New York, New York  10005
Attention:  Secretary

                                              BULL & BEAR GROUP, INC.
                                  INCENTIVE STOCK OPTION AGREEMENT FOR EMPLOYEES


         AGREEMENT ("Agreement") dated this 5th day of February, 1996 by and between Bull & Bear Group, Inc., a Delaware corporation ("Corporation"), and Brett B. Sneed, an employee of the Corporation ("Optionee").

         WHEREAS, the Corporation desires to have Optionee continue in its employ and to provide Optionee with an incentive by sharing in the success of the Corporation;

         WHEREAS, in order to provide such an incentive to its officers and key employees, the Corporation has adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, as amended
("Plan");

         WHEREAS, the Corporation desires to grant to Optionee under the Plan options that qualify as "incentive stock options" within the meaning of Section 422 or any successor provision of the Internal Revenue Code of 1986, as amended ("Code"); and

         WHEREAS, unless otherwise provided herein, capitalized terms used in this Agreement shall have the meaning given them in the Plan;

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
representations herein contained and intending to be legally bound, the parties hereto agree as follows:

         1. Number of Shares and Price. The Corporation hereby grants to the Optionee an option ("Option") to purchase the number of shares of Common Stock set forth on the last page of this Agreement. The exercise price per share of Common Stock of the Option shall be as is set forth on the last page of this Agreement, such price being the Fair Market Value per share of Common Stock on the Date of Grant of the Option. The Option is intended to be an Incentive Stock Option; provided, however, that to the extent, but only to the extent, that the provisions of this Agreement or the nature of any actions taken by the Optionee are inconsistent with the treatment of the Option as an Incentive Stock Option, the Option shall be deemed a Non-Qualified Stock Option.

         2. Term and Exercise. The Option shall expire five (5) years from the date hereof, subject to earlier termination as set forth in Section 3. Subject to the provisions of Section 3, the Option shall become exercisable in installments as set forth on the last page of this Agreement. Notwithstanding the foregoing, the Option shall not be exercisable in whole, or in part, prior to six months from the Date of Grant.

         3.       Exercise of Option Upon Termination of Employment.

                  (a)      Termination of Vested Option Upon Termination of
Employment.

                           (i) Termination.  Upon the Optionee's  Termination of
                  Employment other than by reason of death or Disability, the Optionee may, within three months from the date of such Termination of Employment, exercise all or any part of the Option to the extent it was exercisable at the date of
                  Termination of Employment, but only if (a) the Optionee resigns or retires and the Committee administering the Plan consents to such resignation or retirement and (b) such Termination of Employment is not for Cause. If such Termination of Employment is for Cause, the right of the Optionee to exercise the Option shall terminate at the date of Termination of Employment. In no event may the Option be exercised later than the expiration date described in Section 2.

                      (ii) Disability.  Upon the Optionee's Disability Date, the
                  Optionee may, within one year after such Disability Date, exercise all or a part of the Option to the extent it was exercisable upon such Disability Date. In no event, however, may the Option be exercised later than the expiration date described in Section 2.

                           (iii) Death. In the event of the death of the Optionee while employed by the Corporation or within the additional period of time from the date of the Optionee's Disability Date and prior to the expiration of the Option as provided in Section 3(a)(ii), to the extent all or any part of the Option was exercisable as of the date of death, the right of the Optionee's Beneficiary to exercise the Option shall expire upon the expiration of one year from the date of the Optionee's death (but in no event more than one year from the Optionee's Disability Date) or, if earlier, on the date of expiration of the Option determined pursuant to Section 2. In all other cases of death following the Optionee's Termination of Employment, the Optionee's Beneficiary may exercise the Option within the remaining time, if any, provided in Section 3(a)(i).

                                                       2






                  (b) Termination of Unvested Option Upon Termination of Employment. To the extent all or any part of the Option was not exercisable as of the date of Termination of Employment, the unexercisable portion of the Option shall expire at the date of such Termination of Employment.

         4. Exercise Procedures. The Option shall be exercisable by written notice to the Corporation, which must be received by the Secretary of the Corporation not later than 5:00 P.M. local time at the principal executive office of the Corporation on the expiration date of the Option. Such written notice shall set forth (a) the number of shares of Common Stock being purchased,
(b) the total exercise price for the shares of Common Stock being purchased, (c) the exact name as it should appear on the stock certificate(s) to be issued for the shares of Common Stock being purchased, and (d) the address to which the stock certificate(s) should be sent. The exercise price of shares of Common Stock purchased upon exercise of the Option shall be paid in full (a) in cash,
(b) by delivery to the Corporation of shares of Common Stock (which may include shares of Common Stock issued in connection with the exercise of the Option, subject to such rules as the Committee deems appropriate), (c) in any combination of cash and shares of Common Stock, or (d) by delivery of such other consideration as the Committee deems appropriate and in compliance with applicable law (including payment in accordance with a cashless exercise program under which, if so instructed by the Optionee, shares of Common Stock may be issued directly to the Optionee's broker or dealer upon receipt of the exercise price in cash from the broker or dealer). In the event that any shares of Common Stock shall be transferred to the Corporation to satisfy all or any part of the exercise price, (i) the part of the exercise price deemed to have been satisfied by such transfer of shares of Common Stock shall be equal to the product derived by multiplying the Fair Market Value as of the date of exercise times the number of shares of Common Stock transferred to the Corporation and (ii) the Optionee shall be granted a Reload Option covering the number of shares of Common Stock transferred to the Corporation in payment of the exercise price. The terms of the Reload Option shall be as set forth in Section 6.03(e) of the Plan and the Reload Option shall be exercisable in full six months following its date of grant. The Optionee may not transfer to the Corporation in satisfaction of the exercise price any fraction of a share of Common Stock, and any portion of the exercise price that would represent less than a full share of Common Stock must be paid in cash by the Optionee. Subject to Section 8 hereof, certificates for the purchased shares of Common Stock will be issued and delivered to the Optionee as soon as practicable after the receipt of such payment of the exercise price; provided, however, that delivery of any such shares of Common Stock shall be deemed effected for all purposes when a stock transfer agent of the Corporation shall have deposited such certificates in the United States mail, addressed to Optionee, at

                                                       3





the address set forth on the last page of this Agreement or to such other address as Optionee may from time to time designate in a written notice to the Corporation. The Optionee shall not be deemed for any purpose to be a shareholder of the Corporation in respect of any shares of Common Stock as to which the Option shall not have been exercised, as herein provided, until such shares of Common Stock have been issued to Optionee by the Corporation hereunder.

         5. Plan Provisions Control Option Terms; Modifications. The Option is granted pursuant and subject to the terms and conditions of the Plan, the provisions of which are incorporated herein by reference. In the event any provision of this Agreement shall conflict with any of the terms in the Plan as constituted on the Date of Grant, the terms of the Plan as constituted on the Date of Grant shall control. The Option shall not be modified after the Date of Grant except by express written agreement between the Corporation and the Optionee; provided, however, that any such modification (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee. No modifications may be made to the Option while the Optionee is subject to Section 16(b) of the Exchange Act except in compliance with Rule 16b-3.

         6. Limitations on Transfer. The Option may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of the Optionee, only the Optionee personally may exercise rights under this Agreement. The Optionee's Beneficiary may exercise the Optionee's rights hereunder only to the extent they were exercisable under this Agreement at the date of the death of the Optionee and are otherwise currently exercisable.

         7. Taxes. The Corporation shall be entitled to withhold (or secure payment from the Optionee in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Corporation with respect to any shares of Common Stock issuable under this Agreement, or upon a disqualifying disposition of shares of Common Stock received pursuant to the exercise of an Incentive Stock Option, and the Corporation may defer issuance of shares of Common Stock upon the exercise of the Option unless the Corporation is indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Optionee at such time as the Committee determines. The Optionee may satisfy his or her tax withholding obligation by the payment of cash to the Corporation and/or by the withholding from the Option, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such shares of Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate, including, without limitation, rules and procedures relating to elections to have shares of Common Stock withheld upon exercise of the Option to meet such withholding obligations.

         8. No Exercise in Violation of Law. Notwithstanding any of the provisions of this Agreement, the Optionee hereby agrees that he or she will not exercise the Option granted hereby, and that the Corporation will not be obligated to issue any shares of Common Stock to the Optionee hereunder, if the exercise thereof or the issuance of such shares of Common Stock shall constitute a violation by the Optionee or the Corporation of any provision of any law or regulation of any governmental authority. Any determination in this connection by the Committee shall be final, binding and conclusive.

         9. Securities Law Compliance. The Optionee acknowledges that the shares of Common Stock issuable on exercise of the Option have not been registered under the Securities Act of 1993, as amended ("Act"). The Optionee represents and acknowledges that such shares of Common Stock, when purchased, shall be held for investment and not with a view to the sale or distribution of any part thereof, and that the Optionee may be required to bear the economic risk of his or her investment for an indefinite period of time. The Optionee further represents and warrants that the Optionee and his or her Beneficiaries will not sell or otherwise dispose of these shares of Common Stock except pursuant to an effective registration statement under the Act or in a transaction that, in the opinion of counsel for the Corporation, is exempt from registration under the Act.


                                                       5




         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                                     BULL & BEAR GROUP, INC.


__________________________          By:____________________________
                                                Member of the Stock Option
                                    Committee

WITNESS:                                    OPTIONEE


- --------------------------          --------------------------------

                                                     * * * * *

Number of shares of Common Stock
subject to the Option:                      20,000 shares of Common Stock

Exercise Price per share of Common
Stock:                                               $1.875

Installment Exercise Schedule:

                                                 Cumulative Number of Shares
         Anniversary of                              of Common Stock in Respect
         Date of Grant                            of which Option is Exercisable

Prior to 1st                                                       0
On and After 1st-Prior to 2nd                                      0
On and After 2nd                                                20,000


Notice Addresses:

If to the Corporation:                      If to the Optionee:

Bull & Bear Group, Inc.                     Brett B. Sneed
11 Hanover Square                                    11 Hanover Square
New York, New York  10005                   New York, New York  10005
Attention:  Secretary

                                                       6







                                              BULL & BEAR GROUP, INC.
                             STOCK OPTION AGREEMENT FOR NON-EMPLOYEE DIRECTORS

         AGREEMENT ("Agreement") dated this 6th day of December, 1995 by and between Bull & Bear Group, Inc., a Delaware corporation ("Corporation"), and Edward G. Webb, Jr., a non-employee director of the Corporation ("Optionee").

         WHEREAS, the Corporation desires to have Optionee continue to serve on its Board of Directors and to provide Optionee with an incentive by sharing in the success of the Corporation;

         WHEREAS, in order to provide such an incentive to its key employees and non-employee directors, the Corporation has adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan
("Plan");

         WHEREAS, the option granted hereby is not intended to qualify as an "incentive stock option" within the meaning of Section 422 or any successor provision of the Internal Revenue Code of 1986, as amended; and

         WHEREAS, unless otherwise provided herein, capitalized terms used in this Agreement shall have the meaning given them in the Plan;

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
representations herein contained and intending to be legally bound, the parties hereto agree as follows:

         1. Number of Shares and Price. The Corporation hereby grants to the Optionee an option ("Option") to purchase 10,000 shares of Common Stock. The exercise price per share of Common Stock of the Option shall be as is set forth on the last page of this Agreement, such price being the Fair Market Value per share of Common Stock on the Date of Grant of the Option. The Option is a Non-Qualified Stock Option.

         2. Term and Exercise. The Option shall expire five (5) years from the date hereof, subject to earlier termination as set forth in Section 3. Subject to the provisions of Section 3, the Option shall become exercisable in full six months after the Date of Grant.







         3.       Exercise of Option Upon Termination of Service.

                  (a)      Termination of Vested Option Upon Termination of
Service.

                           (i) Termination.  Upon the Optionee's  termination of
                  service as a director, other than by reason of death or Disability, the Optionee may, within three months from the date of such termination of service, exercise all or any part of the Option to the extent it was exercisable at the date of termination of service. In no event may the Option be exercised later than the expiration date described in Section 2.

                           (ii) Disability or Death. Upon the Optionee's Disability Date or termination of service by reason of death, the Optionee (or his or her Beneficiary, as the case may be) may, within one year after such Disability Date or termination of service by reason of death, as the case may be, exercise all or a part of the Option to the extent it was exercisable upon such Disability Date or termination of service. In no event, however, may the Option be exercised later than the expiration date described in Section 2.

                  (b) Termination of Unvested Option Upon Termination of Service. To the extent the Option was not exercisable as of the date of termination of service as a director, the unexercisable portion of the Option shall expire at the date of such termination of service.

         4. Exercise Procedures. The Option shall be exercisable by written notice to the Corporation, which must be received by the Secretary of the Corporation not later than 5:00 P.M. local time at the principal executive office of the Corporation on the expiration date of the Option. Such written notice shall set forth (a) the number of shares of Common Stock being purchased,
(b) the total exercise price for the shares of Common Stock being purchased, (c) the exact name as it should appear on the stock certificate(s) to be issued for the shares of Common Stock being purchased, and (d) the address to which the stock certificate(s) should be sent. The exercise price of shares of Common Stock purchased upon exercise of the Option shall be paid in full (a) in cash,
(b) by delivery to the Corporation of shares of Common Stock (which may include shares of Common Stock issued in connection with the exercise of the Option, subject to such rules as the Committee deems appropriate), (c) in any combination of cash and shares of Common Stock, or (d) by delivery of such other consideration as the Committee deems appropriate and in compliance with applicable law (including payment in accordance with a cashless exercise program under which, if so instructed by the Optionee, shares of Common Stock may be issued directly to

                                                       2





the Optionee's broker or dealer upon receipt of the exercise price in cash from the broker or dealer). In the event that any shares of Common Stock shall be transferred to the Corporation to satisfy all or any part of the exercise price, the part of the exercise price deemed to have been satisfied by such transfer of shares of Common Stock shall be equal to the product derived by multiplying the Fair Market Value as of the date of exercise times the number of shares of Common Stock transferred to the Corporation. The Optionee may not transfer to the Corporation in satisfaction of the exercise price any fraction of a share of Common Stock, and any portion of the exercise price that would represent less than a full share of Common Stock must be paid in cash by the Optionee. Subject to Section 8 hereof, certificates for the purchased shares of Common Stock will be issued and delivered to the Optionee as soon as practicable after the receipt of such payment of the exercise price; provided, however, that delivery of any such shares of Common Stock shall be deemed effected for all purposes when a stock transfer agent of the Corporation shall have deposited such certificates in the United States mail, addressed to Optionee, at the address set forth on the last page of this Agreement or to such other address as Optionee may from time to time designate in a written notice to the Corporation. The Optionee shall not be deemed for any purpose to be a shareholder of the Corporation in respect of any shares of Common Stock as to which the Option shall not have been exercised, as herein provided, until such shares of Common Stock have been issued to Optionee by the Corporation hereunder.

         5. Plan Provisions Control Option Terms; Modifications. The Option is granted pursuant and subject to the terms and conditions of the Plan, the provisions of which are incorporated herein by reference. In the event any provision of this Agreement shall conflict with any of the terms in the Plan as constituted on the Date of Grant, the terms of the Plan as constituted on the Date of Grant shall control. The Option shall not be modified after the Date of Grant except by express written agreement between the Corporation and the Optionee; provided, however, that any such modification (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee. No modifications may be made to the Option while the Optionee is subject to Section 16(b) of the Exchange Act except in compliance with Rule 16b-3.

         6. Limitations on Transfer. The Option may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of the Optionee, only the Optionee personally may exercise rights under this Agreement. The Optionee's Beneficiary may exercise the Optionee's rights hereunder only to the extent they were exercisable under this Agreement at the date of the death of the Optionee and are otherwise currently exercisable.


                                                       3





         7. Taxes. The Corporation shall be entitled to withhold (or secure payment from the Optionee in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Corporation with respect to any shares of Common Stock issuable under this Agreement, and the Corporation may defer issuance of shares of Common Stock upon the exercise of the Option unless the Corporation is indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Optionee at such time as the Committee determines. The Optionee may satisfy his or her tax withholding obligation by the payment of cash to the Corporation and/or by the withholding from the Option, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such shares of Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate, including, without limitation, rules and procedures relating to elections to have shares of Common Stock withheld upon exercise of the Option to meet such withholding obligations.

         8. No Exercise in Violation of Law. Notwithstanding any of the provisions of this Agreement, the Optionee hereby agrees that he or she will not exercise the Option granted hereby, and that the Corporation will not be obligated to issue any shares of Common Stock to the Optionee hereunder, if the exercise thereof or the issuance of such shares of Common Stock shall constitute a violation by the Optionee or the Corporation of any provision of any law or regulation of any governmental authority. Any determination in this connection by the Committee shall be final, binding and conclusive.

         9. Securities Law Compliance. The Optionee acknowledges that the shares of Common Stock issuable on exercise of the Option have not been registered under the Securities Act of 1993, as amended ("Act"). The Optionee represents and acknowledges that such shares of Common Stock, when purchased, shall be held for investment and not with a view to the sale or distribution of any part thereof, and that the Optionee may be required to bear the economic risk of his or her investment for an indefinite period of time. The Optionee further represents and warrants that the Optionee and his or her Beneficiaries will not sell or otherwise dispose of these shares of Common Stock except pursuant to an effective registration statement under the Act or in a transaction that, in the opinion of counsel for the Corporation, is exempt from registration under the Act.


                                                       4




         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                                     BULL & BEAR GROUP, INC.


__________________________          By: ___________________________
                                                    Member of the Compensation
                                                         Committee

WITNESS:                                    OPTIONEE

__________________________          /s/ Edward G. Webb, Jr.

                                                    * * * * * *

Exercise Price per share of
Common Stock:                                        $1.75


Notice Addresses:

If to the Corporation:                      If to the Optionee:

Bull & Bear Group, Inc.                     Edward G. Webb, Jr.
11 Hanover Square                                    ___________________________
New York, New York  10005                   ___________________________
Attention:  Secretary

                                                       5







                                              BULL & BEAR GROUP, INC.
                             STOCK OPTION AGREEMENT FOR NON-EMPLOYEE DIRECTORS

         AGREEMENT ("Agreement") dated this 6th day of December, 1995 by and between Bull & Bear Group, Inc., a Delaware corporation ("Corporation"), and Charles A. Carroll, a non-employee director of the Corporation ("Optionee").

         WHEREAS, the Corporation desires to have Optionee continue to serve on its Board of Directors and to provide Optionee with an incentive by sharing in the success of the Corporation;

         WHEREAS, in order to provide such an incentive to its key employees and non-employee directors, the Corporation has adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan
("Plan");

         WHEREAS, the option granted hereby is not intended to qualify as an "incentive stock option" within the meaning of Section 422 or any successor provision of the Internal Revenue Code of 1986, as amended; and

         WHEREAS, unless otherwise provided herein, capitalized terms used in this Agreement shall have the meaning given them in the Plan;

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
representations herein contained and intending to be legally bound, the parties hereto agree as follows:

         1. Number of Shares and Price. The Corporation hereby grants to the Optionee an option ("Option") to purchase 10,000 shares of Common Stock. The exercise price per share of Common Stock of the Option shall be as is set forth on the last page of this Agreement, such price being the Fair Market Value per share of Common Stock on the Date of Grant of the Option. The Option is a Non-Qualified Stock Option.

         2. Term and Exercise. The Option shall expire five (5) years from the date hereof, subject to earlier termination as set forth in Section 3. Subject to the provisions of Section 3, the Option shall become exercisable in full six months after the Date of Grant.







         3.       Exercise of Option Upon Termination of Service.

                  (a)      Termination of Vested Option Upon Termination of
Service.

                           (i) Termination.  Upon the Optionee's  termination of
                  service as a director, other than by reason of death or Disability, the Optionee may, within three months from the date of such termination of service, exercise all or any part of the Option to the extent it was exercisable at the date of termination of service. In no event may the Option be exercised later than the expiration date described in Section 2.

                           (ii) Disability or Death. Upon the Optionee's Disability Date or termination of service by reason of death, the Optionee (or his or her Beneficiary, as the case may be) may, within one year after such Disability Date or termination of service by reason of death, as the case may be, exercise all or a part of the Option to the extent it was exercisable upon such Disability Date or termination of service. In no event, however, may the Option be exercised later than the expiration date described in Section 2.

                  (b) Termination of Unvested Option Upon Termination of Service. To the extent the Option was not exercisable as of the date of termination of service as a director, the unexercisable portion of the Option shall expire at the date of such termination of service.

         4. Exercise Procedures. The Option shall be exercisable by written notice to the Corporation, which must be received by the Secretary of the Corporation not later than 5:00 P.M. local time at the principal executive office of the Corporation on the expiration date of the Option. Such written notice shall set forth (a) the number of shares of Common Stock being purchased,
(b) the total exercise price for the shares of Common Stock being purchased, (c) the exact name as it should appear on the stock certificate(s) to be issued for the shares of Common Stock being purchased, and (d) the address to which the stock certificate(s) should be sent. The exercise price of shares of Common Stock purchased upon exercise of the Option shall be paid in full (a) in cash,
(b) by delivery to the Corporation of shares of Common Stock (which may include shares of Common Stock issued in connection with the exercise of the Option, subject to such rules as the Committee deems appropriate), (c) in any combination of cash and shares of Common Stock, or (d) by delivery of such other consideration as the Committee deems appropriate and in compliance with applicable law (including payment in accordance with a cashless exercise program under which, if so instructed by the Optionee, shares of Common Stock may be issued directly to

                                                       2





the Optionee's broker or dealer upon receipt of the exercise price in cash from the broker or dealer). In the event that any shares of Common Stock shall be transferred to the Corporation to satisfy all or any part of the exercise price, the part of the exercise price deemed to have been satisfied by such transfer of shares of Common Stock shall be equal to the product derived by multiplying the Fair Market Value as of the date of exercise times the number of shares of Common Stock transferred to the Corporation. The Optionee may not transfer to the Corporation in satisfaction of the exercise price any fraction of a share of Common Stock, and any portion of the exercise price that would represent less than a full share of Common Stock must be paid in cash by the Optionee. Subject to Section 8 hereof, certificates for the purchased shares of Common Stock will be issued and delivered to the Optionee as soon as practicable after the receipt of such payment of the exercise price; provided, however, that delivery of any such shares of Common Stock shall be deemed effected for all purposes when a stock transfer agent of the Corporation shall have deposited such certificates in the United States mail, addressed to Optionee, at the address set forth on the last page of this Agreement or to such other address as Optionee may from time to time designate in a written notice to the Corporation. The Optionee shall not be deemed for any purpose to be a shareholder of the Corporation in respect of any shares of Common Stock as to which the Option shall not have been exercised, as herein provided, until such shares of Common Stock have been issued to Optionee by the Corporation hereunder.

         5. Plan Provisions Control Option Terms; Modifications. The Option is granted pursuant and subject to the terms and conditions of the Plan, the provisions of which are incorporated herein by reference. In the event any provision of this Agreement shall conflict with any of the terms in the Plan as constituted on the Date of Grant, the terms of the Plan as constituted on the Date of Grant shall control. The Option shall not be modified after the Date of Grant except by express written agreement between the Corporation and the Optionee; provided, however, that any such modification (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee. No modifications may be made to the Option while the Optionee is subject to Section 16(b) of the Exchange Act except in compliance with Rule 16b-3.

         6. Limitations on Transfer. The Option may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of the Optionee, only the Optionee personally may exercise rights under this Agreement. The Optionee's Beneficiary may exercise the Optionee's rights hereunder only to the extent they were exercisable under this Agreement at the date of the death of the Optionee and are otherwise currently exercisable.


                                                       3





         7. Taxes. The Corporation shall be entitled to withhold (or secure payment from the Optionee in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Corporation with respect to any shares of Common Stock issuable under this Agreement, and the Corporation may defer issuance of shares of Common Stock upon the exercise of the Option unless the Corporation is indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Optionee at such time as the Committee determines. The Optionee may satisfy his or her tax withholding obligation by the payment of cash to the Corporation and/or by the withholding from the Option, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such shares of Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate, including, without limitation, rules and procedures relating to elections to have shares of Common Stock withheld upon exercise of the Option to meet such withholding obligations.

         8. No Exercise in Violation of Law. Notwithstanding any of the provisions of this Agreement, the Optionee hereby agrees that he or she will not exercise the Option granted hereby, and that the Corporation will not be obligated to issue any shares of Common Stock to the Optionee hereunder, if the exercise thereof or the issuance of such shares of Common Stock shall constitute a violation by the Optionee or the Corporation of any provision of any law or regulation of any governmental authority. Any determination in this connection by the Committee shall be final, binding and conclusive.

         9. Securities Law Compliance. The Optionee acknowledges that the shares of Common Stock issuable on exercise of the Option have not been registered under the Securities Act of 1993, as amended ("Act"). The Optionee represents and acknowledges that such shares of Common Stock, when purchased, shall be held for investment and not with a view to the sale or distribution of any part thereof, and that the Optionee may be required to bear the economic risk of his or her investment for an indefinite period of time. The Optionee further represents and warrants that the Optionee and his or her Beneficiaries will not sell or otherwise dispose of these shares of Common Stock except pursuant to an effective registration statement under the Act or in a transaction that, in the opinion of counsel for the Corporation, is exempt from registration under the Act.


                                                       4




         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST:                                     BULL & BEAR GROUP, INC.


__________________________          By: ___________________________
                                                    Member of the Compensation
                                                         Committee

WITNESS:                                    OPTIONEE

__________________________          /s/ Charles A. Carroll

                                                    * * * * * *

Exercise Price per share of
Common Stock:                                        $1.75


Notice Addresses:

If to the Corporation:                      If to the Optionee:

Bull & Bear Group, Inc.                     Charles A. Carroll
11 Hanover Square                                    ___________________________
New York, New York  10005                   ___________________________
Attention:  Secretary

                                                       5






         EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS



                       1995                 1994                    1993
           ------------------------    ---------------------   ----------------
                             FULLY                    FULLY                FULLY
                   PRIMARY  DILUTED    PRIMARY      DILUTED     PRIMARY  DILUTED
Weighted average
   common shares
   outstanding     1,499,516 1,499,516 1,523,152   1,523,152 1,257,844 1,257,844

Weighted average common shares issuable upon exercise of stock options under the treasury stock
method              50,299  52,048     87,291    87,506      222,810    225,428

Weighted average
   common shares
   issuable upon
   exercise of
   warrants under
   the treasury
   stock method        -              -             -             -          -

Weighted average
   common shares
   and common
   share equivalents
   utilized for
   earnings per
   share computation 1,549,8151,551,564 1,610,443  1,610,658 1,480,654 1,483,272

























                                      -43-









              EXHIBIT 21 - WHOLLY-OWNED SUBSIDIARIES OF THE COMPANY



Bull & Bear Securities, Inc.,
   a Delaware corporation

Investor Service Center, Inc.,
   a Delaware corporation

Bull & Bear NJ Properties, Inc.,
   a Delaware corporation

Bull & Bear Properties, Inc.,
   a Delaware corporation

Hanover Direct Advertising Company, Inc., a Delaware corporation

Bull & Bear Advisers, Inc.,
   a Delaware corporation

Lion Exploration, Inc.,
   a Delaware corporation

Midas Management Corporation
   a Delaware corporation
































                                      -44-









ITEM NUMBER                                ITEM DESCRIPTION

5-02(1)                 1,467,674          cash and cash items
5-02(2)                 1,257,062          marketable securities
5-02(3)(a)(1)                   0          notes and accounts receivable-trade
5-02(4)                         0          allowances for doubtful accounts
5-02(6)                         0          inventory
5-02(9)                 3,585,756          total current assets
5-02(13)                1,319,170          property, plant and equipment
5-02(14)                  803,177          accumulated depreciation
5-02(18)                4,963,792          total assets
5-02(21)                  793,697          total current liabilities
5-02(22)                        0          bonds, mortgages and similar debt
5-02(28)                        0          preferred stock-mandatory redemption
5-02(29)                        0          preferred stock-no mandatory
                                              redemption
5-02(30)                   13,681          common stock
5-02(31)                4,156,414          other stockholders' equity
5-02(32)                4,170,095    total liabilities and stockholders' equity
5-03(b)1(a)                0          net sales of tangible products
5-03(b)1             5,291,030       total revenues
5-03(b)2(a)                  0       cost of tangible goods sold
5-03(b)2                     0       total costs and expenses applicable to
                                        sale and revenues
5-03(b)3             5,102,066       other costs and expenses
5-03(b)5                     0       provision for doubtful accounts and
                                        notes
5-03(b)(8)                   0       interest and amortization of debt
                                        discount
5-03(b)(10)            188,964       income before taxes and other items
5-03(b)(11)             32,588       income tax expense
5-03(b)(14)                  0       income/loss continuing operations
5-03(b)(15)                  0       discontinued operations
5-03(b)(17)                  0       extraordinary items
5-03(b)(18)                  0       cumulative effect-changes in accounting
                                        principles
5-03(b)(19)            156,376       net income or loss
5-03(b)(20)                .10       earnings per share - primary
5-03(b)(20)                .10       earnings per share - fully diluted