Form 10-Q
period 1996-03-31
BULL & BEAR GROUP INC
filed 1996-05-15
CIK 52234

As filed with the Securities and Exchange Commission on MAY 15, 1996



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1996
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From _____________ to ____________

For Quarter Ended MARCH 31, 1996                  Commission File Number  0-9667

                             BULL & BEAR GROUP, INC.
             (Exact name of registrant as specified in its charter)



                    DELAWARE                                   13-1897916
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


    11 HANOVER SQUARE, NEW YORK, NEW YORK                          10005
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


      The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1996, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,348,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996


                                      INDEX

                                                                          Page
                                                                         Number

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

Consolidated Balance Sheets
 - (Unaudited) March 31, 1996 and December 31, 1995                      3

Consolidated Statements of Income (Loss)
 - (Unaudited) Three Months Ended March 31, 1996 and March 31, 1995      4

Consolidated Statements of Changes in Shareholders' Equity
 - (Unaudited) Three Months Ended March 31, 1996 and March 31, 1995      5

Consolidated Statements of Cash Flows
 - (Unaudited) Three Months Ended March 31, 1996 and March 31, 1995      6

Notes to Consolidated Financial Statements (Unaudited)                   7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                 14



PART II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders During
               First Quarter of the Year Ended December 31, 1996        15

    Management's Representation and Signatures                          16

                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       March 31,    December 31,
                                                        1996             1995
                                     ASSETS
Current Assets:
Cash and cash equivalents                              760,543   $ 1,467,674
Marketable securities (Note 2)                       1,267,919     1,257,062
Management, distribution and service fees receivable   236,376       179,209
Interest, dividends and other receivables              275,359       248,241
Prepaid expenses and other assets                      424,452       433,570
                                                     -----------   -----------
      Total Current Assets                             2,964,649     3,585,756
                                                      ----------   -----------
Real estate held for investment, net                     310,159       308,799
Furniture and fixtures, net                              239,130       207,194
Excess of cost over net book value of
   subsidiaries, net                                     726,799       735,368

Other                                                    134,173       126,675
                                                     -----------  ------------
                                                       1,410,261     1,378,036
                                                     -----------  ------------

      Total Assets                                    $4,374,910   $ 4,963,792
                                                      ==========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                       $   288,190  $   610,242
Accrued professional fees                                  196,535      111,486
Accrued payroll and other related costs                          -       43,208
Accrued expenses                                            97,308       15,381
Other                                                       46,773       13,380
                                                         -----------   ---------
      Total Current Liabilities                            628,806      793,697
                                                          ----------  ---------
Contingencies(Note 10)                                          -          -

 Shareholders' Equity: (Notes 3, 4, 5)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,348,017 shares
      issued and outstanding                                13,481        13,481
   Class B, 20,000 shares authorized;
   20,000 shares issued and outstanding                        200           200
   Additional paid-in capital                            6,232,347     6,232,347
   Retained earnings (deficit)                           (2,560,227) (2,141,953)
   Unrealized gains on marketable securities                60,303        66,020
                                                       ------------  -----------
         Total Shareholders' Equity                      3,746,104     4,170,095
                                                        ----------   -----------

      Total Liabilities and Shareholders' Equity        $4,374,910   $ 4,963,792
                                                        ==========   ===========

See accompanying notes to consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                             Three Months Ended March 31,
                                                    1996              1995
Revenues:
  Management, distribution and service fees    $ 914,012         $ 832,583
  Brokerage fees and commissions                 571,919           380,914
  Dividends, interest and other                   40,538            79,078
                                              ----------        ----------
                                               1,526,469         1,292,575

Expenses:
  General and administrative (note 7)            992,408           755,239
  Marketing                                      531,175           185,129
  Clearing and brokerage charges                 178,610           155,900
  Professional fees                              201,177            38,392

  Amortization and depreciation                   36,873            24,499
                                              ----------
                                               1,940,243         1,159,159

Income (loss) before income taxes              (413,774)           133,416
Income taxes (note 6)                              4,500            19,652
                                             -----------       -----------
Net income (loss)                              (418,274)           113,764
                                             ===========        ==========


Per share data:
  Primary and fully diluted
    Net income (loss)                          $   (.30)           $   .07
                                               ========            =======

Average shares outstanding:
   Primary and fully diluted                   1,417,324         1,569,724
                                               =========         =========







  See accompanying notes to the consolidated financial statements.




                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                                       Notes                     Unrealized
                                                                                       Receivable     Retained   Gains on    Total
                                 Class A  Class B  Class A  Class B   Additional       for Common     Earnings   Marketable Sharehol
                                 Common   Common   Common   Common    Paid-in-Capital  Stock Issued  (Deficit)   Securities  Equity
                                 ------   ------   ----     ------    ---------------   ------------  --------    --------  --------

Three Months Ended March 31, 1995
Balance, January 1, 1995      1,503,152   20,000  $15,032     $200   $6,497,796      (305,000)     $(2,298,329)       -    3,909,699
Collection of note receivable       -        -        -        -            -           5,000                                  5,000


Net income                          -        -        -        -            -                          113,764        -      113,764
                              -----------  -------- --------  -------  ---------    ------------    ------------   -------    ------
Balance, March 31, 1995        1,503,152   20,000  $15,032     $200   $6,497,796      (300,000)     $(2,184,565)   $
                               =========   ======  =======     ====   ==========    =============    ===========      -   $4,028,463

Three Months Ended March 31, 1996

Balance, January 1, 1996       1,348,017   20,000  $13,481     $200   $6,232,347            --      $(2,141,953)  $66,020 $4,170,095

Net loss                           --        --       --       --           --              --         (418,274)  -       (418,274)

Change in unrealized gains on
 marketable securities             --        --       --       --           --              --
                               ----------  ------- --------    -----  -----------       -----------    ----------   (5,717)  (5,717)
Balance, March 31, 1996         1,348,017   20,000  $13,481   $200   $6,232,347    $3,746,104       $(2,560,227)   $60,303 3,746,104
                                =========   ======  =======   ====   ==========   ===========    ==========       ========   ======
        See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Three Months Ended March 31,
                                                   1996                    1995
                                                ------------             -------

  Cash Flows from Operating Activities:
  Net income (loss)                           $ (418,274)               $113,764
                                               -----------              --------
  Adjustments to reconcile net
  income to net cash provided by

  Operating Activities:
  Depreciation and amortization                  36,873                   24,499
  Increase in cash value of life insurance        7,500                    7,500
  Other                                          (5,989)                (16,092)
  (Increase) decrease in:
  Management, distribution and service fees
  receivable
                                                (57,167)                 (5,829)
  Interest, dividends and other receivables     (27,118)                (20,701)
  Prepaid expenses and other assets               9,118                 (38,480)
  Other                                         (14,998)                 (2,198)
  Increase (decrease) in:
  Accounts payable                             (322,052)                (23,431)
  Accrued expenses                              123,768                    8,345
  Other                                          33,393                       -
                                              ------------              --------
  Total adjustments                            (216,672)                (66,387)
                                              ------------           -----------
 Net cash provided by (used in)
 Operating Activities                          (634,946)                 47,377
                                             ------------            -----------

  Cash Flows from Investing Activities:
  Purchases of investments                    (10,585)               (1,010,661)
  Capital expenditures                        (61,600)                   (4,469)
                                           ------------               ----------
  Net cash used in Investing Activities       (72,185)               (1,015,130)
                                           ------------             -----------

  Cash Flows from Financing Activities:
  Collection of note receivable                  -                        5,000
                                        ---------------             ------------
  Net cash provided by Financing Activities      -                        5,000
                                        ---------------             ------------

  Net decrease in cash and cash equivalent(707,131)                    (962,753)

  Cash and cash equivalents:
  At beginning of period                 1,467,674                    2,316,040
                                         ----------                   ----------
  At end of period                     $   760,543                   $1,353,287
                                       ===========                   ==========





  Supplemental                      disclosure:  The  Company  did  not  pay any
                                    interest or Federal income taxes during the three months ended March 31, 1996 or 1995.




  See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

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

         ACCOUNTING ESTIMATES
            In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
            Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
            The  carrying  amounts  of  cash  and  cash  equivalents,   accounts
            receivable, accounts payable, and accrued expenses and other liabilities approximate fair value because of the short maturity of these items. Marketable securities are recorded at market value which represents the fair value of the securities.

         CASH AND CASH EQUIVALENTS
            Investments in money market funds are considered to be cash equivalents. At March 31, 1996 and December 31, 1995, the Company and subsidiaries had invested approximately $637,215 and $1,196,300, respectively, in an affiliated money market fund.

         MARKETABLE SECURITIES
            The Company's method of accounting for marketable securities conforms to Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires that, except for debt securities classified as "held-to-maturity," marketable securities are to be reported at fair value. The marketable securities for the non broker/dealer subsidiaries are considered to be "available-for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiaries are valued at market with unrealized gains and losses included in earnings.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

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

         RECLASSIFICATIONS

            Certain reclassifications of the 1995 financial statements have been made to conform to the 1996 presentation.

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At March 31, 1996 and December 31, 1995, accumulated depreciation amounted to $134,786 and $123,138, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 5 to 10 years. At March 31, 1996 and December 31, 1995, accumulated depreciation amounted to $695,078 and $680,039, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over fifteen and forty years using the straight-line method. At March 31, 1996 and December 31, 1995, accumulated amortization amounted to $557,234 and $548,664, respectively.

         MARKETING COSTS
            Expenses in connection with the sale of the Funds' shares are charged to operations as incurred.

         EARNINGS PER SHARE
            Primary and fully diluted earnings per share for the three months ended March 31, 1996 and March 31, 1995 is determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.

  2.  ACQUISITION

      During the year ended December 31, 1995, the Company purchased the assets relating to the management of Midas Fund, Inc. for $182,500, plus related costs of $84,911. This purchase was capitalized as part of excess of cost over net book value and is being amortized over fifteen years using the straight-line method.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

  3.  MARKETABLE SECURITIES

      At March 31, 1996, marketable securities consisted of:
                                                                    Market Value
 Broker/dealer subsidiaries - at market
    Affiliated mutual funds                                         $    65,049
    U.S. Treasury Note due 5/15/97 to 7/31/99                           707,597
                                                                     -----------
Total broker/dealer securities (cost-$772,079)                          772,646
                                                                     -----------
Other companies
  Available-for-sale securities - at market
     Equity securities                                                  191,142
     Unaffiliated mutual funds                                           36,670
     Affiliated mutual funds                                              8,913
     U.S. Treasury Notes due 6/30/99                                    258,548
                                                                       ---------
 Total available-for-sale securities (cost-$434,970)                    495,273
                                                                       ---------
                                                                     $1,267,919

 At December 31, 1995 marketable securities consisted of:
   Broker/dealer securities - at market
      U.S. Treasury Note, due 7/31/97                                 $ 200,876
      Affiliated mutual funds                                            62,494
                                                                     -----------
 Total broker/dealer securities (cost-$264,104)                         263,370
                                                                     -----------

Other companies
 Available-for-sale securities - at market
 Unaffiliated mutual funds                                               29,024
 Affiliated mutual funds                                                  6,220
 Equity securities                                                      181,413
 U.S. Treasury Notes, due 5/15/97 - 6/30/99                             777,035
                                                                   -------------
 Total available-for-sale securities (cost-$927,672)                    993,692
                                                                     -----------
                                                                    $ 1,257,062


  4.  SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of March 31, 1996 and December 31, 1995, none of the Preferred Stock was issued.


  5.  NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer subsidiary must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to
      1. At March 31, 1996, these subsidiaries had net capital of approximately $550,336 and $327,707; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $300,336 and $302,707; and the ratios of aggregate indebtedness to net capital were approximately .65 to 1 and 1.11 to 1, respectively.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


  6.  STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996. With respect to non-employee directors, only automatic grants of stock options of 10,000 are available on the date the non-employee director is elected, except for the current two non-employee directors who were granted 10,000 options each on December 6, 1995. On February 5, 1996, 210,000 options were granted to six executive officers and 9,000 options were granted to non-executive officer employees, of which 214,000 options are exercisable on 2/5/98 and the remaining 5,000 options are exercisable on 2/5/99. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years. If the recipient of any option owns 10% or more of the Class B shares, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted. The plan also provides for reload options in which non-qualified options may be granted to officers and key employees when payment of the option price of the original outstanding options is with previously owned shares of the Company. These reload options have to be equal to the number of shares surrendered in payment of the option price of the original options, have an option price equal to the fair market value of such shares on the date the reload option is granted and have the same expiration date as the original option.

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

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation (SFAS
      123); the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                             Three Months Ended March 31,
                                                      1996            1995
  Net income(loss):          As reported             $(418,274)    $113,764
                                Proforma             $(440,985)    $113,764
  Earnings per share
  Primary and fully diluted: As reported                $(.30)         $.07
                                Proforma                $(.31)         $.07

      There were no awards granted during the three months ended March 31, 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: expected volatility of 94.04%, risk-free interest rate of 5.3% and expected life of five years.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

      A summary of the status of the Company's stock option plans as of March 31, 1996 and December 31, 1995, and changes during the periods ending on those dates is presented below:

                                               NUMBER     WEIGHTED AVERAGE
                                               OF                 EXERCISE
         STOCK OPTIONS                         SHARES                PRICE

OUTSTANDING AT DECEMBER 31, 1994             146,000         $1.12
   Voided exercise of previously issued
      stock options (see below)              280,000         $1.07
   Granted                                    29,000         $1.91
   Exercised                                (268,020)        $1.07
   Canceled                                 (137,980)        $1.05
                                             --------
OUTSTANDING AT DECEMBER 31, 1995               49,000        $1.76
   Granted                                    219,000        $1.92
   Canceled                                    (2,000)       $1.875
                                            ----------
OUTSTANDING AT MARCH 31, 1996                 266,000        $1.89
                                            ==========

      There were no options exercisable at March 31, 1996 and December 31, 1995. The weighted-average fair value of options granted were $1.39 for the three months ended March 31, 1996 and $1.45 for the year ended December 31, 1995

      The following table summarizes information about stock options outstanding at March 31, 1996:
                             Options Outstanding
                         Number       Weighted-Average
   Range of           Outstanding     Remaining                 Weighted-Average
   Exercise Prices    At 3/31/96      Contractual Life           Exercise Price
  $1.50 - $1.625        25,000            3.9 years                       $1.54
  $1.875 - $2.0625      241,000           4.8 years                       $1.93

      In addition, there were 20,000 non-qualified stock options with an exercise price of $1.75 outstanding as of March 31, 1996, none of which were exercisable. During 1995, 6,000 non-qualified stock options with an exercise price of $1.00 were exercised.


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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


  7.  INCOME TAXES


      The provision for income taxes charged to operations for the three months ended March 31, 1996 and 1995 was as follows:



                                  1996                    1995
                                  ----                    ----
     Current
       State and local           $4,500                 $19,652
       Federal                       --                      --
                               --------               ---------

                                 $4,500                 $19,652
                                 ======                 =======

  Deferred tax assets (liabilities) are comprised of the following at March 31, 1996 and December 31, 1995:


                                             1996                    1995
                                             ----                    ----
 Unrealized loss (gain) on investments    $ (20,700)              $ (29,400)
 Net operating loss carryforwards           577,400                 436,600
                                           --------                --------
    Total deferred tax assets               556,700                 407,200
 Deferred tax asset valuation allowance    (556,700)               (407,200)
                                            --------                --------
    Net deferred tax assets            $         -             $         -
                                         ===========             ===========




      The change in the valuation allowance for the three months ended March 31, 1996 was due to the increase in net operating losses at the end of the period and the decrease in the unrealized gain on investments.

      The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory Federal tax rates to pre-tax income as a result of utilization of net operating loss carryforwards.

      At December 31, 1995, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,284,200, of which $1,033,700, $187,800 and $62,700 expire in 2004, 2005 and 2006, respectively.


8.    PENSION PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 1996 and March 31, 1995 were $12,175 and $9,983, respectively.


9     RELATED PARTIES

All management and distribution fees are from providing services to the Funds, pursuant to written agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Service fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $52,593 and $116,308 for the three months ended March 31, 1996, and 1995, respectively.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

In connection with management services, the Company's investment managers, Bull & Bear Advisers, Inc. and Midas Management Corporation, waived or reimbursed management fees to the Funds in the amount of $49,107 and $71,629 for the three months ended March 31, 1996 and 1995, respectively, and are included in general and administrative expenses in the Statement of Income (Loss). Certain officers of the Company also serve as officers and/or directors of the Funds.

Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 1996, the policy had a cash surrender value of approximately $54,175 and is included in other assets in the balance sheet.

The Company's discount brokerage subsidiary received brokerage commissions of approximately $34,148 and $58,556 from the Funds for the three months ended March 31, 1996 and 1995, respectively.

10.   COMMITMENTS AND CONTINGENCIES
The Company has a lease for approximately 11,400 square feet of office space. The rent is approximately $116,250 per annum plus $32,550 per annum for electricity. The lease expires December 31, 1996 and is cancelable at the option of the Company on three months' notice. In addition, the Company's discount broker/dealer has a branch office in Boca Raton, Florida consisting of approximately 1,000 square feet. The rent is approximately $21,600 per annum and is cancelable at the option of the Company on six months' notice.

The Company and its directors are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. as plaintiffs (collectively "Maxus") claiming to collectively own or control 244,000 shares, or approximately 18.1%, of the Class A common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. The complaint alleges that defendants breached fiduciary duties to the Company regarding the adoption and implementation of the Company's 1990 incentive stock option plan ("ISOP"), the rejection, in July 1994, of Maxus' proposal for the liquidation of the Company and the Company's 1986 purchase of an office building. Plaintiffs also allege that all the individual defendants have received excessive compensation and other unspecified benefits. The complaint seeks rescission of the ISOP and an accounting, attorneys' fees, the imposition of a constructive trust and restitution regarding all allegedly improper benefits. On December 21, 1995, plaintiffs moved to file a supplemental complaint challenging the voiding of certain stock option exercises that occurred in November 1993 (See Note 6), and the exercise by the Company's chairman of stock options that he received in 1990 in accordance with their original terms. The supplemental complaint also seeks attorneys' fees. On April 11, 1996, the district court dismissed as a matter of law all claims in the supplemental complaint involving the rejection of Maxus' proposal for liquidation of the Company (Count Three), allegations of excessive compensation and other unspecified benefits (Count Four), and the Company's 1986 purchase of an office building (Count Five). The court also dismissed Count Six (alleging that Bassett S. Winmill breached special fiduciary duties) and Count Seven (alleging the necessity of an accounting) insofar as they relate to Counts Three, Four and Five. The only claims remaining relate to the voiding of certain stock option exercises, the Chairman's exercise of stock options and plaintiffs' request for counsel fees from the Company. The Company believes that the lawsuit is without merit and intends to continue defending the remaining claims vigorously.

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of March 31, 1996, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Three Months Ended March 31, 1996 compared to Three Months Ended March 31, 1995

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

      Total revenues increased $233,894 or 18% which was primarily due to an increase in brokerage fees and commissions of $191,005 or 50% because of an increased level of discount brokerage customer transactions processed, and due to an increase in management, distribution and service fees of $81,429 or 10% because of a higher level of net assets under management. Net assets under management were approximately $236.1 million at December 31, 1994, $235.1 million at March 31, 1995, $236.9 million at June 30, 1995, $245.9 million at September 30, 1995, $237.4 million at December 31, 1995 and $317.6 million at March 31, 1996. Dividends, interest and other income decreased $38,540 due to lower earnings on the Company's short term investments.

      Total expenses increased $781,084 or 67% primarily as a result of an increase in marketing expenses of $346,046 or 187% related to the launching of the Midas Fund, the introduction of Bull & Bear PC Online Investment Center and the promotion of the American Airlines AAdvantage Miles program through Bull & Bear Securities, Inc. General and administrative expenses increased $237,169 or 31% because of higher compensation costs relating to the growth in the Company's businesses. Clearing and brokerage charges increased $22,710 or 15% because of an increased level of discount brokerage customer transactions processed, as previously noted. Professional fees increased $162,785 or 424% due to litigation costs relating to the Maxus lawsuit and an increase in subadvisory fees because of the growth in assets of the Midas Fund. Net loss for the period was $418,274 or $.30 per share as compared to net income of $113,764 or $.07 per share for 1995.


Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                      March 31, 1996     December 31, 1995
                                     --------------      -----------------
      Working Capital                    $2,335,843             $2,792,059
      Total Assets                       $4,374,910             $4,963,792
      Long Term Debt                             --                     --
      Shareholders' Equity               $3,746,104             $4,170,095


      Working capital, total assets and shareholders' equity decreased $456,216, $588,882 and $423,991, respectively for the three months ended March 31, 1996 primarily as a result of the net loss for the period.

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

PART II. OTHER INFORMATION

ITEMS 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FIRST QUARTER OF THE YEAR ENDED DECEMBER 31, 1996

     At the annual meeting of Class B shareholder held March 5, 1996, the following matters were unanimously approved: the selection of Tait, Weller & Baker as the independent accountants of the Company and the election of Robert
D. Anderson, Bassett S. Winmill, Charles A. Carroll, Mark C. Winmill, Edward G. Webb, Jr. and Thomas B. Winmill as directors of the Company.
                                                        15

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

                                        BULL & BEAR GROUP, INC.


Dated: May 15, 1996                         By:/s/ Joseph Leung
                                               ----------------

                                             Joseph Leung
                                             Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: May 15, 1996             /s/ Bassett S. Winmill
                                ----------------------
                                Bassett S. Winmill
                                Chairman of the Board,
                                Director


Dated: May 15, 1996             /s/ Robert D. Anderson
                                ----------------------

                                Robert D. Anderson
                                Vice Chairman, Director


Dated: May 15, 1996             /s/ Mark C. Winmill
                                -------------------

                                Mark C. Winmill
                                Co-President,
                                Chief Financial Officer, Director


Dated: May 15, 1996             /s/ Thomas B. Winmill
                                ---------------------

                                Thomas B. Winmill, Esq.
                                Co-President,
                                General Counsel, Director


Dated: May 15, 1996
                                Charles A. Carroll, Director



Dated: May 15, 1996

                                Edward G. Webb, Jr., Director