Form 10-Q
period 1996-06-30
BULL & BEAR GROUP INC
filed 1996-08-14
CIK 52234

As filed with the Securities and Exchange Commission on AUGUST 14, 1996



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1996
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From _____________ to ____________

         For Quarter Ended JUNE 30, 1996 Commission File Number 0-9667

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1996, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,350,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996


                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

Consolidated Balance Sheets
- - (Unaudited) June 30, 1996 and December 31, 1995                           3

Consolidated Statements of Income (Loss)
- - (Unaudited) Three and Six Months Ended June 30, 1996 and June 30, 1995    4

Consolidated Statements of Changes in Shareholders' Equity
- - (Unaudited) Six Months Ended June 30, 1996 and June 30, 1995              5

Consolidated Statements of Cash Flows
- - (Unaudited) Six Months Ended June 30, 1996 and June 30, 1995              6

Notes to Consolidated Financial Statements (Unaudited)                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    14



PART II. OTHER INFORMATION

    Item 5. Other Information                                              15

    Management's Representation and Signatures                             16

                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                      June 30,      December 31,
                                                       1996             1995
                                     ASSETS

Current Assets:
Cash and cash equivalents                             $ 584,489    $ 1,467,674
Marketable securities (Note 3)                        1,311,112      1,257,062
Management, distribution and service fees receivable    318,174       179,209
Interest, dividends and other receivables               260,131       248,241
Prepaid expenses and other assets                       328,840       433,570
                                                      -----------   -----------
      Total Current Assets                              2,802,746     3,585,756
                                                       ----------   -----------
Real estate held for investment, net                      333,755       308,799
Furniture and fixtures, net                               248,720       207,194
Excess of cost over net book value of
   subsidiaries, net                                      718,229       735,368
Other                                                     141,675       126,675
                                                      -----------  ------------
                                                        1,442,379     1,378,036
                                                      -----------  ------------

      Total Assets                                     $4,245,125    $4,963,792
                                                       ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                      $   293,302   $   610,242
Accrued professional fees                                  74,142        95,655
Accrued subadvisory fees                                  223,716        15,831
Accrued compensation and benefits                          11,200        43,208
Other                                                      47,891        28,761
                                                          ----------    --------
Total Current Liabilities                                  650,251       793,697
                                                           --------- -----------
Shareholders' Equity: (Notes 3, 4, 5, and 6)
Common Stock, $.01 par value
Class A, 10,000,000 shares authorized;
   1,350,017 shares in 1996 and
   1,348,017 shares in 1995
   issued and outstanding                                  13,501         13,481
Class B, 20,000 shares authorized;
   20,000 shares issued and outstanding                       200            200
Additional paid-in capital                              6,236,077      6,232,347
Retained earnings (deficit)                            (2,759,937)   (2,141,953)
Unrealized gains on marketable securities (Notes 1)       105,033         66,020
                                                         -----------  ----------
   Total Shareholders' Equity                           3,594,874      4,170,095
                                                        ----------    ----------

Total Liabilities and Shareholders' Equity              $4,245,125   $ 4,963,792
                                                        ==========    ==========


See accompanying notes to consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30,                             June 30,
                                                                       1996               1995               1996              1995
                                                                       ----               ----               ----              ----
Revenues:
  Management, distribution and service fees                      $1,307,685           $833,714         $2,221,697        $1,666,297

  Brokerage fees and commissions                                    723,800            438,336          1,295,719           846,479
  Dividends, interest and other                                      23,273             51,570             63,811           103,419
                                                                 ----------          ---------       ------------       -----------
                                                                  2,054,758          1,323,620          3,581,227         2,616,195
                                                                  ---------          ---------         ----------        ----------

Expenses:
  General and administrative (note 9)                             1,011,580            844,592          2,003,988         1,621,117
  Marketing                                                         642,229            163,232          1,173,404           357,610
  Clearing and brokerage charges                                    209,038            133,435            387,648           260,319
  Subadvisory fees                                                  223,717                 --            313,624                --
  Professional fees                                                 119,670             41,381            230,940            78,254
  Amortization and depreciation                                      38,983             24,500             75,856            48,999
                                                                 ----------         ----------        -----------       -----------
                                                                  2,245,217          1,207,140          4,185,460         2,366,299
                                                                  ---------          ---------         ----------        ----------


Income (loss) before income taxes                                 (190,459)            116,480          (604,233)           249,896
Income taxes (note 7)                                                 9,251                990             13,751            20,642
                                                                -----------       ------------        -----------       -----------
Net income (loss)                                               $ (199,710)          $ 115,490        $ (617,984)        $  229,254
                                                                ===========          =========        ===========        ==========


Per share data:
  Primary and fully diluted
    Net income (loss)                                                $(.13)               $.07             $(.42)              $.14
                                                                     ======               ====             =====               ====

Average shares outstanding:
  Primary and fully diluted                                       1,516,520          1,587,263          1,460,665         1,581,208
                                                                  =========          =========         ==========        ==========







See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                                    Notes                    Unrealized
                                                                                    Receivable     Retained  Gains on    Total
                           Class A     Class B  Class A  Class B  Additional        for Common     Earnings  Marketable Shareholders
                           Common      Common   Common   Common   Paidd-in-Capital  Stock Issued  (Deficit)  Securities   Equity
                           ------      ------   ------   ------   ------------     ------------  ----------- ----------   ---------

Six Months Ended
June 30, 1995

Balance, January 1, 1995  1,503,152    20,000    $15,032    $200    $6,497,796      $ (305,000)   $(2,298,329)        --  $3,909,699

Proceeds from issuance
of Class A Common Stock
, par value $.01              6,000        --         60      --         5,940               --             --        --       6,000

Collection of note
receivable                       --        --         --      --            --            5,000             --        --       5,000

Net income                       --        --         --      --            --               --        229,254        --     229,254

Unrealized gains on
marketable securities             -        --         --      --            --               --             --    40,630      40,630
                          ------------  -------     -------   ----   -----------    -------------  -------------  -------- ---------


Balance, June 30, 1995    1,509,152    20,000    $15,092    $200    $6,503,736      $ (300,000)   $(2,069,075)  $ 40,630  $4,190,583
                          =========    ======    =======    ====    ==========      ==========    ===========   --------  ==========

Six Months Ended
 June 30, 1996

Balance, January 1, 1996  1,348,017    20,000    $13,481    $200    $6,232,347   $            -   $(2,141,953)    66,020  $4,170,095

Proceeds from issuance
 of Class A Common Stock,
 par value $.01               2,000        --         20      --         3,730               --             --        --       3,750

Net loss                         --        --         --      --            --               --      (617,984)        --   (617,984)

Unrealized gains on
marketable securities            --        --         --      --            --               --             --    39,013      39,013
                              -------   ------     -----      ---    ----------        -----------   ----------    -------- --------

Balance, June 30, 1996      1,350,017    20,000    $13,501    $200    $6,236,077      $       --   $(2,759,937)  $105,033 3,594,874
                            =========    ======    =======    ====    ==========      ==---------   ============  ======== =========



See    accompanying    notes    to    the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                                                         1996                     1995
                                                                                       ------------             --------

Cash Flows from Operating Activities:
  Net income (loss)                                                                    $ (617,984)         $   229,254
                                                                                       ----------          -----------
  Adjustments to reconcile net income to net cash provided by
  Operating Activities:
    Depreciation and amortization                                                           75,856              48,999
    Increase in cash value of life insurance                                              (15,000)            (15,000)
    Other                                                                                    4,587            (23,360)
  (Increase) decrease in:
      Management, distribution and service fees receivable                               (138,965)               2,527
      Interest, dividends and other receivables                                           (11,890)            (58,657)
      Prepaid expenses and other assets                                                    104,730              17,657
      Other                                                                                     --              12,802
    Increase (decrease) in:
      Accounts payable                                                                   (316,940)            (22,985)
      Accrued professional fees                                                           (21,513)
      Accrued subadvisory fees                                                             207,885
      Accrued compensation and benefits                                                   (32,008)
      Other                                                                                 19,130            (19,240)
                                                                                      ------------       ------------
  Total adjustments                                                                      (124,128)            (57,257)
                                                                                    -------------        ------------
    Net cash provided by (used in) Operating Activities                                  (742,112)             171,997
                                                                                      ------------         -----------

Cash Flows from Investing Activities:
  Proceeds from sales of investments                                                            --              17,392
  Purchases of investments                                                                (19,624)         (1,206,845)
  Capital expenditures                                                                   (125,199)             (6,590)
                                                                                     ------------       -------------
    Net cash used in Investing Activities                                                (144,823)         (1,196,043)
                                                                                     ------------        -------------

Cash Flows from Financing Activities:
  (Issuance) collection of note receivable                                                       --               5,000
  Proceeds from issuance of Class A Common Stock                                             3,750               6,000
    Net cash provided by Financing Activities                                                3,750              11,000
                                                                                      ------------         -----------

  Net increase (decrease) in cash and cash equivalents                                   (883,185)         (1,013,046)

Cash and cash equivalents:
  At beginning of period                                                                 1,467,674           2,316,040
                                                                                        ----------         -----------
  At end of period                                                                      $  584,489         $ 1,302,994
                                                                                        ==========         ===========





Supplemental               disclosure:  The Company did not pay any  interest or
                           Federal income taxes during the six months ended June
                           30, 1996 or 1995.




See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
            Bull & Bear Group, Inc. ("Company") is a holding company. Its subsidiaries' businesses consist of providing investment management, distribution and shareholder administration services for the Bull & Bear Funds and Midas Fund ("Funds") and discount brokerage services.

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

         CASH AND CASH EQUIVALENTS
            Investments in money market funds are considered to be cash equivalents. At June 30, 1996 and December 31, 1995, the Company and subsidiaries had invested approximately $492,901 and $1,196,300, respectively, in an affiliated money market fund.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


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

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At June 30, 1996 and December 31, 1995, accumulated depreciation amounted to $146,675 and $123,138, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 5 to 10 years. At June 30, 1996 and December 31, 1995, accumulated depreciation amounted to $713,603 and $680,039, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over fifteen and forty years using the straight-line method. At June 30, 1996 and December 31, 1995, accumulated amortization amounted to $565,805 and $548,664, respectively.

         MARKETING COSTS
            Expenses in connection with the sale of the Funds' shares are charged to operations as incurred.

         EARNINGS PER SHARE
            Primary and fully diluted earnings per share for the three and six months ended June 30, 1996 is determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.

2.    ACQUISITION

      During the year ended December 31, 1995, the Company purchased the assets relating to the management of Midas Fund, Inc. for $182,500, plus related costs of $120,413. This purchase was capitalized as part of excess of cost over net book value and is being amortized over fifteen years using the straight-line method.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


3.    MARKETABLE SECURITIES

At June 30, 1996, marketable securities consisted of:
                                                         Market Value
Broker/dealer subsidiaries - at market
Affiliated mutual funds                                      $ 64,279
U.S. Treasury Note due 5/15/97 to 7/31/99                     954,860
                                                          -----------
Total broker/dealer securities (cost-$1,023,340)            1,019,139
                                                          -----------
Other companies
Available-for-sale securities - at market
Equity securities                                             248,920
Unaffiliated mutual funds                                      34,743
Affiliated mutual funds                                         8,310
                                                           ----------
Total available-for-sale securities (cost-$186,940)        291,973
                                                             ---------
                                                            $1,311,112

 At December 31, 1995 marketable securities consisted of:
 Broker/dealer securities - at market
 U.S. Treasury Note, due 7/31/97                             $ 200,876
 Affiliated mutual funds                                        62,494
                                                            -----------
 Total broker/dealer securities (cost-$264,104)                263,370
                                                            -----------

 Other companies
 Available-for-sale securities - at market
 Unaffiliated mutual funds                                      29,024
 Affiliated mutual funds                                         6,220
 Equity securities                                             181,413
 U.S. Treasury Notes, due 5/15/97 - 6/30/99                    777,035
                                                           -------------
 Total available-for-sale securities (cost-$927,672)           993,692
                                                             -----------
                                                           $ 1,257,062


4.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of June 30, 1996 and December 31, 1995, none of the Preferred Stock was issued.


5.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At June 30, 1996, these subsidiaries had net capital of approximately $517,842 and $393,149; net capital requirements of approximately $250,000 and $36,340; excess net capital of approximately $267,842 and $356,809; and the ratios of aggregate indebtedness to net capital were approximately .53 to 1 and 1.39 to 1, respectively.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


6.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of 300,000 options to purchase Class A Common
      Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996. With respect to non-employee directors, only automatic grants of stock options of 10,000 are available on the date the non-employee director is elected, except for the current two non-employee directors who were granted 10,000 options each on December 6, 1995. On February 5, 1996, 210,000 options were granted to six executive officers and 9,000 options were granted to non-executive officer employees, of which 214,000 options are exercisable on 2/5/98 and the remaining 5,000 options are exercisable on 2/5/99. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years. If the recipient of any option owns 10% or more of the Class B shares, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted. The plan also provides for reload options in which non-qualified options may be granted to officers and key employees when payment of the option price of the original outstanding options is with previously owned shares of the Company. These reload options have to be equal to the number of shares surrendered in payment of the option price of the original options, have an option price equal to the fair market value of such shares on the date the reload option is granted and have the same expiration date as the original option.

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

                                            Three Months Ended June 30,                   Six Months Ended June 30,
                                                1996               1995                   1996                    1995
                                               -----               ----                  -----                    ----
Net income(loss):             As reported       $(199,710)      $115,490                $(617,984)            $229,254
                             Proforma           $(237,285)      $114,759                $(678,270)            $228,523
Earnings per share
  Primary and fully diluted:  As reported           $(.13)          $.07                    $(.42)                $.14
                             Proforma               $(.16)          $.07                    $(.46)                $.14

      There were 22,000 options granted during the six months ended June 30, 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 94.04% and 96.19%, risk-free interest rate of 5.3% and 5.90% and expected life of five years for all grants.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


      A summary of the status of the Company's stock option plans as of June 30, 1996 and December 31, 1995, and changes during the periods ending on those dates is presented below:

                                                     NUMBER     WEIGHTED AVERAGE
                                                     OF                 EXERCISE
      STOCK OPTIONS                                  SHARES                PRICE

         OUTSTANDING AT DECEMBER 31, 1994           146,000         $1.12
            Voided exercise of previously issued
               stock options (see below)            280,000         $1.07
            Granted                                  29,000         $1.91
            Exercised                               (268,020)       $1.07
            Canceled                                (137,980)       $1.05
                                                    --------
         OUTSTANDING AT DECEMBER 31, 1995            49,000         $1.76
            Granted                                 219,000         $1.92
            Exercised                                 (2,000)       $1.875
            Canceled                                  (5,000)       $1.50
                                                   ----------
         OUTSTANDING AT JUNE 30, 1996               261,000         $1.90
                                                  ==========

      The 261,000 options were not exercisable at June 30, 1996 and December 31, 1995. The weighted-average fair value of options granted were $1.39 for the six months ended June 30, 1996 and $1.45 for the year ended December 31, 1995

      The following table summarizes information about stock options outstanding at June 30, 1996:
                                   Options Outstanding

                     Number         Weighted-Average
  Range of           Outstanding    Remaining               Weighted-Average
  Exercise Prices    At 6/30/96     Contractual Life        Exercise Price

 $1.50 -   $1.625       20,000      3.7 years                 $1.54
 $1.875 -  $2.0625     241,000      4.5 years                 $1.93

      In addition, there were 20,000 non-qualified stock options with an exercise price of $1.75 outstanding as of June 30, 1996. During the six months ended June 30, 1995, 6,000 non-qualified stock options with an exercise price of $1.00 were exercised.


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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


7.    INCOME TAXES

      The provision for income taxes charged to operations for the six months ended June 30, 1996 and 1995 was as follows:



                                                    1996                    1995
                                                    ----                    ----
      Current
         State and local                         $13,751                 $20,642
         Federal                                    --                      --
                                             -----------              ----------

                                                 $13,751                 $20,642
                                                 =======                 =======

   Deferred tax assets (liabilities) are comprised of the following at June 30, 1996 and December 31, 1995:


                                                   1996                    1995
                                                   ----                    ----

     Unrealized loss (gain) on investments    $ (34,000)              $ (29,400)
     Net operating loss carryforwards           650,000                 436,600
                                                --------                --------
        Total deferred tax assets               616,000                 407,200
     Deferred tax asset valuation allowance    (616,000)               (407,200)
                                               ---------               ---------
        Net deferred tax assets           $           -          $            -
                                           =============          ==============


      The change in the valuation allowance for the six months ended June 30, 1996 was the increase in net operating loss carryforwards and the increase in the unrealized gain on investments.

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

8.    PENSION PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the six months ended June 30, 1996 and June 30, 1995 were $22,265 and $17,534, respectively.

9.    RELATED PARTIES

All management and distribution fees are from providing services to the Funds, pursuant to written agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administrative fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $122,780 and $229,700 for the six months ended June 30, 1996, and 1995, respectively.

In connection with management services, the Company's investment manager, Bull & Bear Advisers, Inc., waived or reimbursed management fees to the Funds in the amount of $107,880 and $150,092 for the six months ended June 30, 1996 and 1995, respectively, and are included in general and administrative expenses in the Statement of Income (Loss).

Certain officers of the Company also serve as officers and/or directors of the Funds.

Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of June 30, 1996, the policy had a cash surrender value of approximately $61,675 and is included in other assets in the balance sheet.

The Company's discount brokerage subsidiary received brokerage commissions of approximately $128,931 and $105,242 from the Funds for the six months ended June 30, 1996 and 1995, respectively.

10.COMMITMENTS AND CONTINGENCIES
The Company has a lease for approximately 11,400 square feet of office space. The rent is approximately $116,250 per annum plus $32,250 per annum for electricity. The lease expires December 31, 1998 and is cancelable at the option of the Company on three months' notice. In addition, the Company's discount brokerage subsidiary has a branch office in Boca Raton, Florida consisting of approximately 1,000 square feet. The rent is approximately $21,600 per annum and is cancelable at the option of the Company on six months' notice.

The Company and its directors are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. as plaintiffs (collectively "Maxus") claiming to collectively own or control 152,700 shares, or approximately 11.3%, of the Class A common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. The complaint alleges, among other things, that defendants breached fiduciary duties to the Company regarding the adoption and implementation of the Company's 1990 incentive stock option plan ("ISOP") . The complaint seeks rescission of the ISOP and an accounting, attorneys' fees, the imposition of a constructive trust and restitution regarding all allegedly improper benefits. On December 21, 1995, plaintiffs moved to file a supplemental complaint challenging the voiding of certain stock option exercises that occurred in November 1993, and the exercise by the Company's Chairman of stock options that he received in 1990 in accordance with their original terms. The supplemental complaint also seeks attorneys' fees. On April 11, 1996, the district court dismissed as a matter of law all claims in the supplemental complaint except those relating to the voiding of certain stock option exercises, the Chairman's exercise of stock options and plaintiffs' request for counsel fees from the Company. The Company believes that the lawsuit is without merit and intends to continue defending the remaining claims vigorously.

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of June 30, 1996, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995

      Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the fixed income Funds, which generally have lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 9 of the financial statements. In addition, volatile stock markets could have a significant effect on the brokerage commissions earned by BBSI by affecting the number of transactions processed.

      Total revenues increased $731,138 or 56% which was due to an increase in management, distribution and shareholder administrative fees and brokerage fees and commissions. Management, distribution and shareholder administrative fees increased $473,971 or 57% because of a higher level of net assets under management. Brokerage fees and commissions increased $285,464 or 65% because of an increased level of customer transactions processed. Net assets under management were approximately $235.1 million at March 31, 1995, $236.9 million at June 30, 1995, $317.6 million at March 31, 1996 and $393.2 million at June 30, 1996. Dividends, interest and other income decreased $28,297 due to lower earnings on the Company's investments.

      Total expenses increased $1,038,077 or 86% primarily as a result of an increase in marketing expenses of $478,997 or 293% related to the launching of the Midas Fund, the introduction of Bull & Bear PC Online Investment Center and the promotion of the American Airlines AAdvantage Miles program through Bull & Bear Securities, Inc. General and administrative expenses increased $166,988 or 20% because of higher compensation costs relating to the growth in the Company's businesses. Clearing and brokerage charges increased $75,603 or 57% because of an increased level of discount brokerage customer transactions processed, as previously noted. Professional fees increased $78,289 or 189% due to litigation costs relating to the Maxus lawsuit. Subadvisory fees increased $223,717 because of the growth in assets of the Midas Fund. Net loss for the period was $199,710 or $.13 per share as compared to net income of $115,490 or $.07 per share for 1995.

Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995

      Total revenues increased $965,032 or 37% which was due to a increase in management, distribution and shareholder administrative fees and brokerage fees and commissions. Management, distribution and shareholder administrative fees increased $555,400 or 33% because of a higher level of net assets under management. Brokerage fees and commissions increased $449,240 or 53% because of a increased level of customer transactions processed. Net assets under management were approximately $236.1 million at December 31, 1994, $235.1 million at March 31, 1995, $236.9 million at June 30, 1995, $237.4 million at December 31, 1995, $317.6 million at March 31, 1996 and $393.2 million at June 30, 1996. Dividends, interest and other income decreased $39,608 due to lower earnings on the Company's investments.

      Total expenses increased $1,819,161 or 77% primarily as a result of an increase in marketing expenses of $815,794 or 228% related to the launching of the Midas Fund, the introduction of Bull & Bear PC Online Investment Center and the promotion of the American Airlines AAdvantage Miles program through Bull & Bear Securities, Inc. General and administrative expenses increased $382,871 or 24% because of higher compensation costs relating to the growth in the Company's businesses. Clearing and brokerage charges increased $127,329 or 49% because of an increased level of discount brokerage customer transactions processed, as previously noted. Professional fees increased $152,686 or 195% due to litigation costs relating to the Maxus lawsuit. Subadvisory fees increased $313,624 because of the growth in assets of the Midas Fund. Net loss for the period was $617,984 or $.42 per share as compared to net income of $229,254 or $.14 per share for 1995.

Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                      June 30, 1996      December 31, 1995
                                      -------------      -----------------
      Working Capital                    $2,152,495             $2,792,059
      Total Assets                       $4,245,125             $4,963,792
      Long Term Debt                             --                     --
      Shareholders' Equity               $3,594,874             $4,170,095


      Working capital, total assets and shareholders' equity decreased $639,564, $718,667 and $575,221, respectively for the six months ended June 30, 1996 primarily as a result of the net loss of $617,984 for the period.

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

PART II. OTHER INFORMATION

ITEMS 5. OTHER INFORMATION

      The Company organized an investment management subsidiary, Rockwood Advisers, Inc. ("RAI"). On June 6, 1996, RAI entered into an Agreement and Plan of Succession ("Plan of Succession") with Aspen Securities and Advisory, Inc. ("Aspen") and The Rockwood Growth Fund, Inc. ("Fund"). The Plan of Succession contemplates that Fund shareholders would be asked to approve (1) an investment management agreement between RAI and the Fund providing for a fee based on the average daily net assets of the Fund, at the annual rate of 1% on the first $200 million and declining thereafter as a percentage of average daily net assets;
(2) a Plan of Distribution and Distribution Agreement with Investor Service Center, Inc. ("ISC"), a Company subsidiary. Pursuant to the Distribution Agreement, ISC would act as the Fund's principal agent for the sale of its shares. Pursuant to the Plan, the Fund would pay ISC a monthly distribution fee in an amount of 0.25% per annum of the Fund's average daily net assets for distribution and service activities; (3) a subadvisory agreement between RAI and Aspen. RAI (not the Fund) would pay Aspen monthly a percentage of RAI's net fees based upon the Fund's performance and its total net assets ranging from ten to fifty percent; (4) the election of new directors to replace the current board. ISC also would provide the Fund shareholder administration at cost. All costs and expenses incurred by the Fund in connection with the proxy solicitation would be borne by RAI. A meeting of the Fund's shareholders to consider the foregoing matters is currently scheduled for August 15, 1996.

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

                                   BULL & BEAR GROUP, INC.



Dated: August 14, 1996                By:/s/ Joseph Leung
                                         ----------------

                                      Joseph Leung
                                      Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: August 14, 1996
                                            Bassett S. Winmill
                                            Chairman of the Board,
                                            Director


Dated: August 14, 1996                      /s/ Robert D. Anderson
                                            ----------------------

                                            Robert D. Anderson
                                            Vice Chairman, Director


Dated: August 14, 1996                      /s/ Mark C. Winmill
                                            -------------------

                                            Mark C. Winmill
                                            Co-President,
                                            Chief Financial Officer, Director


Dated: August 14, 1996                      /s/ Thomas B. Winmill
                                            ---------------------

                                            Thomas B. Winmill, Esq.
                                            Co-President,
                                            General Counsel, Director


Dated: August 14, 1996
                                            Charles A. Carroll, Director



Dated: August 14, 1996

                                            Edward G. Webb, Jr., Director