Form 10-K/A
period 1995-12-31
BULL & BEAR GROUP INC
filed 1996-08-26
CIK 52234

As filed with the Securities and Exchange Commission on August 26, 1996


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A


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

                             BULL & BEAR GROUP, INC.



August 6, 1996                  By:
                                        Joseph Leung
                                        Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



August 6, 1996                 By:
                                       Bassett S. Winmill,
                                       Chairman of the Board, Director



August 6, 1996                 By:
                                       Robert D. Anderson,
                                       Vice Chairman, Director



August 6, 1996                 By:
                                       Mark C. Winmill,
                                       Co-President, Chief Financial Officer,
                                       Director



August 6, 1996                 By:
                                       Thomas B. Winmill, Esq.
                                       Co-President, General Counsel, Director



August 6, 1996                 By:
                                       Edward G. Webb, Jr.
                                       Director



August 6, 1996                  By:
                                        Charles A. Carroll,
                                        Director

                                   SIGNATURES



      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BULL & BEAR GROUP, INC.



August 6, 1996                       By:     /s/ Joseph Leung
                                             Joseph Leung
                                            Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



August 6, 1996                By:     /s/ Bassett S. Winmill
                                      ----------------------
                                      Bassett S. Winmill,
                                      Chairman of the Board, Director



August 6, 1996                By:     /s/ Robert D. Anderson
                                      ----------------------
                                      Robert D. Anderson,
                                      Vice Chairman, Director



August 6, 1996                By:     /s/ Mark C. Winmill
                                      Mark C. Winmill,
                                      Co-President, Chief Financial Officer,
                                      Director



August 6, 1996                By:     /s/ Thomas B. Winmill
                                      ---------------------
                                      Thomas B. Winmill, Esq.
                                      Co-President, General Counsel, Director







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