Form 10-Q
period 1996-09-30
BULL & BEAR GROUP INC
filed 1996-11-14
CIK 52234

As filed with the Securities and Exchange Commission on NOVEMBER 14, 1996



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1996
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From _____________ to ____________

 For Quarter Ended SEPTEMBER 30, 1996              Commission File Number 0-9667

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

  The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1996, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,350,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
        - (Unaudited) September 30, 1996 and December 31, 1995                 3

Consolidated Statements of Income (Loss)
        - (Unaudited) Three and Nine Months Ended September 30, 1996
           and September 30, 1995                                              4

Consolidated Statements of Changes in Shareholders' Equity
        - (Unaudited) Nine Months Ended September 30, 1996
           and September 30, 1995                                              5

Consolidated Statements of Cash Flows
        - (Unaudited) Nine Months Ended September 30, 1996
           and September 30, 1995                                              6

Notes to Consolidated Financial Statements (Unaudited)                         7

tem 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         15




    Management's Representation and Signatures                                16

                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                    ASSETS           September 30,  December 31,
                                                          1996         1995

Current Assets:
  Cash and cash equivalents                      $   728,520     $ 1,467,674
  Marketable securities (Note 3)                   1,098,164       1,257,062
  Management, distribution and service fees          326,051         179,209
  receivable Interest, dividends and other           227,899         248,241
  receivables Prepaid expenses and other assets      313,708         433,570
                                                 -----------     -----------
      Total Current Assets                         2,694,342       3,585,756
                                                 -----------     -----------
Real estate held for investment, net                 349,536         308,799
Furniture and fixtures, net                          250,529         207,194
Excess of cost over net book value of
   subsidiaries, net                                 786,124         735,368
Other                                                153,813         126,675
                                                 -----------     -----------
                                                   1,540,002       1,378,036
                                                 -----------     -----------

      Total Assets                                $4,234,344     $ 4,963,792
                                                  ==========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                              $   151,605     $   610,242
   Accrued professional fees                         110,570          95,655
   Accrued subadvisory fees                          214,721          15,831
   Obligations on Capital leases                      37,834               0
   Cash overdraft                                     43,497               0
   Other                                              38,202          71,969
                                                   ------------  -----------
      Total Current Liabilities                      596,429         793,697
                                                   -----------   -----------

Shareholders' Equity: (Notes 4, 5, and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,350,017 shares in 1996 and 1,348,017 shares
      in 1995 issued and outstanding                 13,501            13,481
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding              200               200
   Additional paid-in capital                     6,236,077         6,232,347
   Retained earnings (deficit)                   (2,625,264)       (2,141,953)
   Unrealized gains on marketable securities         13,401            66,020
   (Notes 1 and 2)                               -----------      ------------
         Total Shareholders' Equity               3,637,915         4,170,095
                                                 ----------       -----------

      Total Liabilities and Shareholders' Equity $4,234,344       $ 4,963,792
                                                 ==========       ===========


See accompanying notes to consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                              Three Months Ended                   Nine Months Ended
                                                              September 30,                           September 30,
                                                         -----------------------------        ---------------------
                                                            1996                1995          1996                1995
                                                         -----------         ----------    ----------          -------
Revenues:
   Management, distribution and service fees           $ 1,320,836        $ 850,023        $3,542,533       $2,516,320
   Brokerage fees and commissions                          486,422          496,937         1,782,141        1,352,615
   Dividends, interest and other                            97,611           16,003           161,422          110,223
                                                        ----------       ----------       ------------     -----------
                                                         1,904,869        1,362,963         5,486,096        3,979,158
                                                         ---------        ---------        ----------       ----------
Expenses:
   General and administrative (note 9)                     952,425          831,113         2,956,413        2,452,230
   Marketing                                               344,092          143,589         1,517,496          501,199
   Subadvisory fees                                        213,938            5,700           527,562            5,700
   Clearing and brokerage charges                          153,371          158,244           541,019          418,563
   Professional fees                                        55,406          145,333           286,346          223,587
   Amortization and depreciation                            31,173           20,644           107,029           69,643
                                                        ----------       ----------       ------------     -----------
                                                         1,750,405        1,304,623         5,935,865        3,670,922
                                                         ---------        ---------        ----------       ----------


Income (loss) before income taxes                          154,464           58,340           (449,769)        308,236
Income taxes (note 7)                                       19,791            7,446            33,542           28,088
                                                        ----------       ----------       ------------     -----------
Net income (loss)                                       $  134,673         $ 50,894         $ (483,311)    $   280,148
                                                        ==========         ========         ===========    ===========


Per share data:
   Primary and fully diluted
      Net income (loss)                                        $.09           $.03               $(.33)           $.18
                                                               ====           ====               ======           ====


Average shares outstanding:
  Primary                                                1,490,069        1,572,375         1,467,177        1,577,525
                                                         =========        =========         =========        =========

  Fully diluted                                          1,492,916        1,577,862         1,467,177        1,577,862
                                                         =========        =========         =========        =========






See accompanying notes to the consolidated financial statements.



                             BULL & BEAR GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)



                                                            Class A       Class B       Class A       Class B          Additional
                                                             Common        Common        Common        Common     Paid-in-Capital
                                                             ------        ------        ------        ------     ---------------
Nine Months Ended September 30, 1995
   Balance, January 1, 1995                                  1,503,152      20,000      $15,032          $200      $6,497,796

   Voiding of exercise of 1993 stock options and
     cancellation of related notes receivable (note 5)       (280,000)         -        (2,800)           -          (297,200)
   Proceeds from issuance of Class
     A Common Stock, par value $.01                             6,000          -           60             -             5,940
   Collection note receivable                                      -           -            -             -               -
   Net income                                                      -           -            -             -               -
   Unrealized gains on marketable securities                       -           -            -             -               -
                                                            ------------    --------   ----------        ------  --------------
   Balance, September 30, 1995                               1,229,152      20,000      $12,292          $200      $6,206,536
                                                             =========      ======      =======          ====      ==========
Nine Months Ended September 30, 1996
   Balance, January 1, 1996                                  1,348,017      20,000      $13,481          $200      $6,232,347
   Proceeds from issuance of Class
     A Common Stock, par value $.01                              2,000           -           20             -           3,730
   Net loss                                                          -           -            -             -               -
   Unrealized gains on marketable securities                         -           -            -             -               -
                                                               ------------    --------   ----------        ------  --------------
   Balance, September 30, 1996                                1,350,017      20,000      $13,501          $200      $6,236,077
                                                              =========      ======      =======          ====      ==========




                                                                Notes                             Unrealized
                                                                Receivable        Retained        Gains On               Total
                                                              for Common           Earnings       Marketable          Shareholders'
                                                              Stock Issued       (Deficit)      Securities               Equity
                                                             ------------       ---------      ----------                -------

                                                              $ (305,000)     $(2,298,329)      $      -              $3,909,699


                                                                 300,000               -                              -


                                                                       -               -               -                   6,000

                                                                   5,000               -               -                   5,000

                                                                       -          280,148              -                 280,148

                                                                       -               -           58,063                 58,063
                                                                      --- ---------------          -------              -----------

                                                                       -      $(2,018,181)        $58,063             $4,258,910
                                                                   =========    ===========         =======            ==========


                                                                       -      $(2,141,953)      $   66,020            $4,170,095

                                                                       -                -               -                  3,750

                                                                       -         (483,311)              -               (483,311)

                                                                       -                -          (52,619)              (52,619)
                                                                -----------      ---------------   -----------           -----------


                                                                       -       $(2,625,264)        $ 13,401           $3,637,915
                                                                   =========    ===========         =========          ==========
 See  accompanying  notes  to  consolidated  financial statements.



                            BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended September 30,

                                                                1996                   1995
                                                            ------------            ---------
Cash Flows from Operating Activities:
   Net income (loss)                                         $ (483,311)         $    280,148
                                                             -----------         ------------
   Adjustments to reconcile net income to net cash
     provided by (used in) Operating Activities:
     Depreciation and amortization                              107,029                 69,643
     Increase in cash value of life insurance                   (22,500)               (22,500)
     Gain on sale of investments                                (70,228)                    -
     Other                                                           0                 (29,183)
   (Increase) decrease in:
     Management, distribution and service fees receivable      (146,842)                14,678
     Interest, dividends and other receivables                   20,342                (40,244)
     Prepaid expenses and other assets                          119,862                (87,295)
     Other                                                       (4,638)                12,802
   Increase (decrease) in:
     Accounts payable                                          (458,637)               (31,855)
     Accrued professional fees                                   14,915                 26,775
     Accrued subadvisory fees                                   198,890                  5,700
     Obligations on capital leases                               37,834                      -
     Cash overdraft                                              43,497                      -
     Other                                                      (33,767)                50,258
                                                           -------------         -------------
Total adjustments                                              (194,243)               (31,221)
                                                            -----------          --------------
   Net cash provided by (used in) Operating Activities         (677,554)               248,927
                                                            -----------          ------------

Cash Flows from Investing Activities:
   Proceeds from sales of investments                           185,763                275,331
   Purchases of investments                                      (9,256)            (1,213,924)
   Capital expenditures                                        (208,385)               (52,098)
   Sale of real estate                                           43,762                      -
   Acquisition of intangible assets                             (77,234)              (192,500)
                                                            -----------           -------------
     Net cash provided by (used in) Investing Activities        (65,350)            (1,183,191)
                                                            -----------            ------------

Cash Flows from Financing Activities:
   (Issuance) collection of note receivable                          -                  5,000
   Proceeds from issuance of Class A Common Stock                3,750                  6,000
                                                           -----------          -------------
     Net cash provided by (used in) Financing Activities         3,750                 11,000
                                                           -----------           ------------

   Net increase (decrease) in cash and cash equivalents       (739,154)              (923,264)

Cash and cash equivalents:
   At beginning of period                                    1,467,674              2,316,040
                                                           -----------            -----------
   At end of period                                        $   728,520            $ 1,392,776
                                                           ===========            ===========




Supplemental disclosure: The Company did not pay any interest or Federal income taxes during the nine months ended September 30, 1996 or 1995.

See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
            Bull & Bear Group, Inc. ("Company") is a holding company. Its subsidiaries' businesses consist of providing investment management, distribution and shareholder administration services for the Bull & Bear Funds, Midas Fund, and Rockwood Growth Fund ("Funds") and discount brokerage services.

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

         CASH AND CASH EQUIVALENTS
            Investments in money market funds are considered to be cash equivalents. At September 30, 1996 and December 31, 1995, the Company and subsidiaries had invested approximately $725,639 and $1,196,300, respectively, in an affiliated money market fund.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


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

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At September 30, 1996 and December 31, 1995, accumulated depreciation amounted to $23,464 and $123,138, respectively.
            Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 5 to 10 years. At September 30, 1996 and December 31, 1995, accumulated depreciation amounted to $732,199 and $680,039, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over fifteen and forty years using the straight-line method. At September 30, 1996 and December 31, 1995, accumulated amortization amounted to $575,142 and $548,664, respectively.

         EARNINGS PER SHARE
            Primary and fully diluted earnings per share for the three and nine months ended September 30, 1996 is determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.

2.    ACQUISITIONS

      During the year ended December 31, 1995, the Company purchased the assets relating to the management of Midas Fund, Inc. for $182,500, plus related costs of $120,413. During the nine months ended September 30, 1996, the Company assumed the assets relating to the management of Rockwood Growth Fund, Inc. and incurred related costs of $41,732. Both purchases were capitalized as part of excess of cost over net book value and is being amortized over fifteen years using the straight-line method.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


3.    MARKETABLE SECURITIES

      At September 30, 1996, marketable securities consisted of:
                                                                    Market Value
         Broker/dealer subsidiaries - at market
            U.S. Treasury Note due 5/15/97 to 7/31/99                    957,145
               Total broker/dealer securities (cost-$958,087)            957,145
      Other companies
            Available-for-sale securities - at market
               Equity securities                                         107,495
               Unaffiliated mutual funds                                  25,154
               Affiliated mutual funds                                     8,370
                                                                      ----------
                  Total available-for-sale securities (cost-$127,618)    141,019
                                                                       ---------
                                                                      $1,098,164

      At December 31, 1995 marketable securities consisted of:
         Broker/dealer securities - at market
            U.S. Treasury Note, due 7/31/97                            $ 200,876
            Affiliated mutual funds                                       62,494
                                                                       ---------
               Total broker/dealer securities (cost-$264,104)            263,370
                                                                       ---------

         Other companies
            Available-for-sale securities - at market
               Unaffiliated mutual funds                                  29,024
               Affiliated mutual funds                                     6,220
               Equity securities                                         181,413
               U.S. Treasury Notes, due 5/15/97 - 6/30/99                777,035
                                                                      ----------
                  Total available-for-sale securities (cost-$927,672)    993,692
                                                                       ---------
                                                                     $ 1,257,062

4.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of September 30, 1996 and December 31, 1995, none of the Preferred Stock was issued.


5.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At September 30, 1996, these subsidiaries had net capital of approximately $ 439,524 and $439,746; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $189,524 and $414,746; and the ratios of aggregate indebtedness to net capital were approximately .60 to 1 and .84 to 1, respectively.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


6.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of 300,000 options to purchase Class A Common
      Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996. With respect to non-employee directors, only automatic grants of stock options of 10,000 are available on the date the non-employee director is elected, except for the current two non-employee directors who were granted 10,000 options each on December 6, 1995. On February 5, 1996, 210,000 options were granted to six executive officers and 9,000 options were granted to non-executive officer employees, of which 214,000 options are exercisable on February 5, 1998 and the remaining 5,000 options are exercisable on February 5, 1999. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years. If the recipient of any option owns 10% or more of the Class B shares, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted. The plan also provides for reload options in which non-qualified options may be granted to officers and key employees when payment of the option price of the original outstanding options is with previously owned shares of the Company. These reload options have to be equal to the number of shares surrendered in payment of the option price of the original options, have an option price equal to the fair market value of such shares on the date the reload option is granted and have the same expiration date as the original option.

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

                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                  1996          1995          1996                    1995
                                                 -----          ----         -----                    ----
Net income(loss):             As reported       $134,673       $50,894     $(483,311)            $280,148
                              Proforma           $92,631       $47,951     $(592,599)            $276,474
Earnings per share
  Primary and fully diluted:  As reported           $.09          $.03         $(.33)                $.18
                              Proforma              $.06          $.03         $(.40)                $.18



      There were 29,000 options granted during the nine months ended September 30, 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 93.82% and 95.90%, risk-free interest rate of 5.30% and 5.90% and expected life of five years for all grants.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


      A summary of the status of the Company's stock option plans as of September 30, 1996 and December 31, 1995, and changes during the periods ending on those dates is presented below:

                                                     NUMBER     WEIGHTED AVERAGE
                                                     OF                 EXERCISE
  STOCK OPTIONS                                      SHARES               PRICE

     OUTSTANDING AT DECEMBER 31, 1994                    146,000         $1.12
        Voided exercise of previously issued
           stock options (see below)                     280,000         $1.07
        Granted                                           29,000         $1.91
        Exercised                                        (268,020)       $1.07
        Canceled                                         (137,980)       $1.05
                                                         --------
     OUTSTANDING AT DECEMBER 31, 1995                     49,000         $1.76
        Granted                                          229,000         $1.95
        Exercised                                          (2,000)       $1.875
        Canceled                                           (5,000)       $1.50
                                                        ----------
     OUTSTANDING AT SEPTEMBER 30, 1996                   271,000         $1.93
                                                      ===========

      The were no options exercisable at September 30, 1996 and December 31, 1995. The weighted-average fair value of options granted were $ 1.42 for the nine months ended September 30, 1996 and $1.45 for the year ended December 31, 1995.

      The following table summarizes information about stock options outstanding at September 30, 1996:
                                 Options Outstanding
                      Number        Weighted-Average
 Range of            Outstanding      Remaining           Weighted-Average
 Exercise Prices     At 9/30/96   Contractual Life         Exercise Price
$1.50 - $1.625        20,000           3.5 years                    $1.54
$1.875 - $2.75       251,000           4.3 years                    $1.96

      In addition, there were 20,000 non-qualified stock options with an exercise price of $1.75 outstanding as of September 30, 1996. During the nine months ended September 30, 1995, the exercise of 280,000 previously issued stock options with an exercise price of $1.00 to $1.10 were voided.


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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


7.       INCOME TAXES

         The provision for income taxes charged to operations for the nine months ended September 30, 1996 and 1995 was as follows:



                                                   1996                    1995
                                                   ----                     ----
 Current
 State and local                                  $33,542                $28,088
 Federal                                             -                        --
                                                ----------             ---------

                                                  $33,542                $28,088
                                                  =======                =======

      Deferred tax assets (liabilities) are comprised of the following at September 30, 1996 and December 31, 1995:


                                                   1996                     1995
                                                   ----                     ----

 Unrealized loss (gain) on investments          $ (4,000)             $ (20,000)
 Net operating loss carryforwards                614,000                456,600
                                                ---------               --------
    Total deferred tax assets                    610,000                 436,600
 Deferred tax asset valuation allowance         (610,000)              (436,600)
                                                ---------              ---------
    Net deferred tax assets               $          -                 $    -
                                              ============           ===========



      The change in the valuation allowance for the nine months ended September 30, 1996 was due to the net loss and a decrease in unrealized gain on investments.

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

8.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the nine months ended September 30, 1996 and September 30, 1995 were $31,600 and $24,914, respectively.

9.    RELATED PARTIES

      All management and distribution fees are from providing services to the Funds, pursuant to written agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administrative fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $193,066 and $312,259 for the nine months ended September 30, 1996, and 1995, respectively.

      In connection with management services, the Company's investment managers waived or reimbursed management fees to the Funds in the amount of $250,296 and $222,604 for the nine months ended September 30, 1996 and 1995, respectively, and are included in general and administrative expenses in the Statement of Income (Loss).

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of September 30, 1996, the policy had a cash surrender value of approximately $69,175 and is included in other assets in the balance sheet.

      The Company's discount brokerage subsidiary received brokerage commissions of approximately $ 157,757 and $130,923 from the Funds for the nine months ended September 30, 1996 and 1995, respectively.

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

      The Company and its directors are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. (collectively "Maxus"), which now claim to colllectively own or control 93,500 shares, or approximately 6.9% of the Class A common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. The original and supplemental complaints filed by Maxus contain various claims which the Company has previously disclosed. On April 11, 1996, the district court dismissed as a matter of law all claims brought by Maxus except those relating to the voiding of certain stock options exercises that occurred in November 1993, the exercise by the Company's Chairman of stock options that he received in 1990 in accordance with their original terms, and plaintiffs' request for counsel fees from the Company. The Company believes that the lawsuit is without merit and intends to continue defending the remaining claims vigorously.

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of September 30, 1996, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1995

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

      Total revenues increased $541,906 or 40% which was primarily due to a increase in management, distribution and shareholder administrative fees of $470,813 because of a higher level of net assets under management. Brokerage fees and commissions decreased $10,515 or 2% because of a lower level of customer transactions processed. Net assets under management were approximately $236.9 million at June 30, 1995, $247.2 million at September 30, 1995, $393.2 million at June 30, 1996 and $432.1 million at September 30, 1996. Dividends, interest and other income increased $81,608 due to gain on sale of investments.

      Total expenses increased $445,782 or 34% primarily as a result of an increase in marketing expenses of $200,503 or 139% related to the launching of the Midas Fund, the introduction of Bull & Bear PC Online Investment Center and the promotion of the American Airlines AAdvantage Miles program through Bull & Bear Securities, Inc. General and administrative expenses increased $121,312 or 15% because of higher compensation costs relating to the growth in the Company's businesses. Clearing and brokerage charges decreased $4,873 or 3% because of a lower level of discount brokerage customer transactions processed, as previously noted. Professional fees decreased $89,927 or 62% due to lower litigation costs relating to the Maxus lawsuit. Subadvisory fees increased $208,238 because of the growth in assets of the Midas Fund. Net income for the period was $134,673 or $.09 per share as compared to net income of $50,894 or $.03 per share for 1995.

Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995

      Total revenues increased $1,506,938 or 37% which was due to an increase in management, distribution and shareholder administrative fees and brokerage fees and commissions. Management, distribution and shareholder administrative fees increased $1,026,213 or 41% because of a higher level of net assets under management. Brokerage fees and commissions increased $429,526 or 32% because of an increased level of customer transactions processed. Net assets under management were approximately $236.1 million at December 31, 1994, $235.1 million at March 31, 1995, $236.9 million at June 30, 1995, $247.2 million at September 30, 1996, $237.4 million at December 31, 1995, $317.6 million at March 31, 1996, $393.2 million at June 30, 1996 and $432.1 million at September 30, 1996. Dividends, interest and other income increased $51,199 due to gain on sale of investments.

      Total expenses increased $2,264,943 or 62% primarily as a result of an increase in marketing expenses of $1,016,297 or 203% related to the launching of the Midas Fund, the introduction of Bull & Bear PC Online Investment Center and the promotion of the American Airlines AAdvantage Miles program through Bull & Bear Securities, Inc. General and administrative expenses increased $504,183 or 21% because of higher compensation costs relating to the growth in the Company's businesses. Clearing and brokerage charges increased $122,458 or 29% because of an increased level of discount brokerage customer transactions processed. Professional fees increased $62,759 or 28% due to litigation costs relating to the Maxus lawsuit. Subadvisory fees increased $521,862 because of the growth in assets of the Midas Fund. Net loss for the period was $483,311 or $(.33) per share as compared to net income of $280,148 or $.18 per share for 1995.

Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                     September 30, 1996     December 31, 1995
                                     ------------------     -----------------
      Working Capital                        $2,128,913            $2,792,059
      Total Assets                           $4,230,344            $4,963,792
      Long Term Debt                                 --                    --
      Shareholders' Equity                   $3,637,915            $4,170,095


      Working capital and total assets decreased $663,146 and $733,448 respectively for the nine months ended September 30, 1996 due to the net loss and payment of liabilities for the period. Shareholders' equity decreased $532,180 for the nine months ended September 30, 1996 primarily as a result of the net loss for the period.
      As discussed previously, significant changes in the securities markets can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.


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

                                          BULL & BEAR GROUP, INC.



Dated: November 14, 1996                  By:
                                          Joseph Leung
                                          Treasurer, Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: November 14, 1996
                                           Bassett S. Winmill
                                           Chairman of the Board,
                                           Director



Dated: November 14, 1996
                                           Robert D. Anderson
                                           Vice Chairman, Director



Dated: November 14, 1996
                                           Mark C. Winmill
                                           Co-President,
                                           Chief Financial Officer, Director


Dated: November 14, 1996
                                           Thomas B. Winmill, Esq.
                                           Co-President,
                                           General Counsel, Director


Dated: November 14, 1996
                                           Charles A. Carroll, Director



Dated: November 14, 1996
                                           Edward G. Webb, Jr., Director

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

                                               BULL & BEAR GROUP, INC.



Dated: November 14, 1996                     By:  /s/ Joseph Leung
                                                  ----------------
                                                  Joseph Leung

                                             Treasurer, Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: November 14, 1996                           /s/ Bassett S. Winmill
                                                   ----------------------
                                                   Bassett S. Winmill
                                                   Chairman of the Board,
                                                   Director


Dated: November 14, 1996                           /s/ Robert D. Anderson
                                                   ----------------------
                                                   Robert D. Anderson
                                                   Vice Chairman, Director


Dated: November 14, 1996                           /s/ Mark C. Winmill
                                                   -------------------
                                                   Mark C. Winmill
                                                   Co-President,
                                                   Chief Financial Officer,
                                                   Director

Dated: November 14, 1996                           /s/ Thomas B. Winmill
                                                   ---------------------
                                                   Thomas B. Winmill, Esq.
                                                   Co-President,
                                                   General Counsel, Director


Dated: November 14, 1996                           /s/ Charles A. Carroll
                                                   ----------------------
                                                   Charles A. Carroll, Director



Dated: November 14, 1996                           /s/ Edward G. Webb, Jr.
                                                   -----------------------
                                                   Edward G. Webb, Jr., Director