Form 10-K
period 1996-12-31
BULL & BEAR GROUP INC
filed 1997-03-31
CIK 52234

As filed with the Securities and Exchange Commission on MARCH 28, 1997


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


                                   (MARK ONE)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1996
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      No voting stock was held by non-affiliates of the registrant as of March 15, 1997.

      The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1997:

Class A Non-Voting Common Stock, par value $.01 per share - 1,350,017 shares Class B Voting Common Stock, par value $.01 per share - 20,000 shares

                                TABLE OF CONTENTS




                                     PART I

ITEM                                                                        PAGE

1.    Business ..............................................................  2

2.    Properties ............................................................  6

3.    Legal Proceedings .....................................................  6

4.    Submission of Matters to a Vote of Security Holder ....................  7


                                     PART II

5.    Market for Company's Common Equity and Related Stockholder Matters ......7

6.    Selected Financial Data .................................................7

7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................9

8.    Financial Statements and Supplementary Data ............................12

9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..............................28


                                    PART III

10.    Directors and Executive Officers ......................................29

11.    Executive Compensation  ...............................................31

12.    Security Ownership of Certain Beneficial Owners and Management ........38

13.    Certain Relationships and Related Transactions ........................39


                                     PART IV

14.    Exhibits, Consolidated Financial Statements and Schedules,
          and Reports on Form 8-K ............................................40

                                     PART I


ITEM 1.      BUSINESS

     Bull & Bear Group, Inc., a Delaware corporation (the "Company"), is a holding company with seven principal subsidiaries: Bull & Bear Advisers, Inc. ("BBAI"), Bull & Bear Securities, Inc. ("BBSI"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Rockwood Advisers, Inc. ("RAI"), Bull & Bear NJ Properties, Inc. ("NJ Properties") and Hanover Direct Advertising Company, Inc. ("Hanover Direct").

      BBAI, MMC and RAI act as investment managers to open-end and closed-end management investment companies (the "Funds") registered under the Investment Company Act of 1940 (the "Act"). The open-end Funds are: Bull & Bear Special Equities Fund, Inc.; Bull & Bear Gold Investors Ltd.; Bull & Bear U.S. and Overseas Fund, a series of shares issued by Bull & Bear Funds I, Inc.; Bull & Bear Dollar Reserves, a series of shares of Bull & Bear Funds II, Inc.; Midas Fund, Inc.; and Rockwood Fund, Inc. The closed-end funds are: Bull & Bear Global Income Fund, Inc., Bull & Bear U.S. Government Securities Fund, Inc. and Bull & Bear Municipal Income Fund, Inc.

      BBSI was organized in 1984 to operate a discount brokerage service. BBSI has access to every major U.S. stock, option and bond exchange as well as the over-the-counter market. Investors may use the discount brokerage services provided by BBSI to trade stocks, bonds and options at substantial commission discounts from full cost rates, access their investment in any of the Funds to pay for securities purchased, or invest proceeds of sales of securities in the Funds. BBSI is registered with the Securities and Exchange Commission ("SEC") as a broker/dealer and is a member of the National Association of Securities Dealers, Inc. ("NASD") and Securities Investor Protection Corporation ("SIPC").

      ISC  was  organized  in  1985  and  is  registered   with  the  SEC  as  a
broker/dealer and is a member of the NASD. ISC acts as the principal distributor and shareholder administrator for the open-end Funds.

     NJ Properties was organized in 1994 to invest in real estate. Bull & Bear Properties, Inc. ("Properties") was sold in 1996 in a stock sale.

     Hanover Directwas organized in 1988 and acts as an advertising agency,which places advertising for ISC on behalf of the Funds and for BBSI. Currently, the commission revenue generated by Hanover Direct from ISC and BBSI represents a recapture of sums paid for advertising and, rather than additional income, represents a reduction in advertising expense of ISC and BBSI. Hanover Direct has not performed any work for unaffiliated clients.

      The Company owns and has granted seven of the Funds and its subsidiaries a non-exclusive license to use the service marks "Bull & Bear," "Bull & Bear Performance Driven," and "Performance Driven" under certain terms and conditions on a royalty free basis. Such license may be withdrawn from a Fund in the event the investment manager of the Fund is not a subsidiary of the Company or in other cases, at the discretion of the Company.

INVESTMENT MANAGEMENT BUSINESS

      The Company is engaged, through its subsidiaries, in the business of managing investment companies registered under the Act. The Funds and their respective net assets as of December 31, 1996 were as follows:

         Bull & Bear Dollar Reserves                           $  64,214,000
         Bull & Bear Global Income Fund, Inc.                     30,373,000
         Bull & Bear Gold Investors Ltd.                          22,685,000
         Bull & Bear Municipal Income Fund, Inc.                  11,491,000
         Bull & Bear Special Equities Fund, Inc.                  49,840,000
         Bull & Bear U.S. and Overseas Fund                        9,836,000
         Bull & Bear U.S. Government Securities Fund, Inc.        10,751,000
         Midas Fund, Inc.                                        200,457,000
         Rockwood Fund, Inc.                                       1,273,000
                                                               -------------
         TOTAL NET ASSETS $400,920,000

      The fund management industry along with the entire financial services sector of the economy has been rapidly changing to meet the increasing needs of investors. Competition for management of financial resources has increased as banks, insurance companies and broker/dealers have introduced products and services traditionally offered by independent fund management companies. There are also many fund management groups with substantially more resources than the Company. While Congress, governmental agencies and special interest groups have been struggling with regulatory problems created by consolidation of the financial services industry, the Company continues to develop products to meet the specialized requirements of investors. While the Company's business is not seasonal, it is affected by the financial markets, which in turn, are dependent upon current and future economic conditions.

      Drastic material declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, assets under management will decline and shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market Fund, Bull & Bear Dollar Reserves, which has lower management and distribution fee rates than the equity Funds, or by redemptions out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to the expense limitations described below.

      In general, investment management services are rendered to the Funds pursuant to written contractual agreements. Such agreements relate to the general management of the affairs of each Fund, in addition to supervising the acquisition and sale of each Fund's portfolio investments. As provided in the agreements, BBAI, MMC and RAI may receive management fees ranging from 0.4% to 1.0% per annum of the Funds' average daily net assets. The Act requires that such contractual agreements be initially approved by the Funds' Board of Directors, including a majority of all of the directors who are not "interested persons" (as defined in the Act), and by the vote of a majority of the outstanding shares of the Fund (as defined in the Act). Agreements, if approved, may be for a term of up to two years, and thereafter their continuance must be approved at least annually by a majority of the directors of the Fund, including a majority of those directors of the Fund who are not "interested persons", or by such a vote of "disinterested" directors and the vote of a majority of the outstanding shares of the Fund. In addition, all such agreements are subject to termination on 60 days' notice by majority vote of the Board of Directors or the shareholders and are subject to automatic termination in the event of assignment. Depending on the assets of the Fund involved and other factors, the termination of any of the agreements for investment management services between any of the Funds, BBAI, MMC and RAI may have a serious adverse impact upon the Company.

      Pursuant to contracts with these Funds, BBAI, MMC and RAI are entitled to management fees, which are received monthly and are based on annual percentages of the average daily net assets of the Funds. Under the contracts, BBAI, MMC and RAI are required to reimburse the Funds for certain expenses to the extent that such expenses exceed limitations prescribed by any state in which shares of the Funds are qualified for sale, although currently the Funds are not subject to any such limits. In addition, in the case of Midas Fund, Inc., MMC has agreed to be subject to the following expense limitation for a period of two years from the date of the investment management agreement, August 25, 1995, which limitation is calculated as an amount not in excess of the fee payable by the Fund if and to the extent that the aggregate operating expenses of the Fund (excluding interest expense, Rule 12b-1 Plan of Distribution fees, taxes, brokerage fees and commissions) are in excess of 2.0% of the first $10 million of average net assets of the Fund, plus 1.5% of the next $20 million of average net assets, plus 1.25% of average net assets above $30 million. In addition, from time to time BBAI, MMC and RAI may waive or reimburse management fees to increase a Fund's performance. BBAI, MMC and RAI have a subadvisory agreement with respect to Bull & Bear Gold Investors Ltd., Midas Fund, Inc. and Rockwood Fund, Inc., respectively. BBAI, MMC and RAI, not the respective Funds, pay the Subadvisers, Lion Resource Management Limited and Aspen Securities and Advisory, Inc., based upon the net fees, performance and net assets of the Funds.

      Each of the open-end Funds has adopted a plan of distribution pursuant to Rule 12b-1 under the Act (the "Plan"). Pursuant to the Plans, ISC may receive as compensation amounts ranging from one-quarter of one percent to one percent per annum of the Funds' average daily net assets for distribution and service activities. The service fee portion is intended to cover services provided to shareholders in the Funds and the maintenance of shareholder accounts. The distribution fee portion is to cover all other activities and expenses primarily intended to result in the sale of the Funds' shares.

      In 1996, Bull & Bear Municipal Income Fund and Bull & Bear U.S. Government Securities Fund converted from open-end investment companies to closed-end investment companies pursuant to the vote of each Fund's shareowners. In February 1997, Bull & Bear Global Income Fund converted from an open-end investment company to a closed-end investment company pursuant to the vote of the Fund's shareowners. Upon conversion, the Distribution, 12b-1 Plan, and Shareholder Administration Agreements between the respective Fund and ISC were terminated and substantially similar Investment Management Agreements between BBAI and each Fund were approved.

      The Act requires that a plan of distribution be initially approved by the Fund's Board of Directors, including a majority of the directors who are not "interested persons" and who have no financial interest in the Plan, and by the vote of a majority of the outstanding shares of the Fund. If approved, a plan of distribution may be for a term of one year, and thereafter it must be approved at least annually by the entire Board of Directors and by a majority of the "disinterested" directors. In addition, all plans of distribution are subject to termination at any time by majority vote of the disinterested directors or shareholders.

      BBAI, MMC and RAI are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. ISC is registered with the SEC as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the NASD. The Funds are registered with the SEC under the Act. The activities of BBAI, MMC and RAI and of the Funds are subject to regulation under Federal and state securities laws. The provisions of these laws, including those relating to the contractual arrangements between the Funds and their investment manager, are primarily designed to protect the shareholders of the Funds and not the shareholders of the Company.

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

      BBSI offers investors commission savings of up to 84% over full cost brokers (as of March 29, 1997) and guarantees commissions 20% less than Charles Schwab & Co. on every stock, bond and option trade. BBSI customers may save an additional 10% in commissions with every trade entered via personal computer through Bull & Bear OnLine Investment Center(sm) and by touch tone telephone using Bull & Bear TeleQuote/TeleTrade(sm). BBSI customers earn American Airlines AAdvantage miles with every trade -- 500 AAdvantage miles for each of the customer's first five trades and then 100 miles per trade thereafter (limited to 35,000 miles in any 12 month period).

      BBSI provides its customers free investment information such as:

* Standard & Poor's Market Month: Timely investment information with customer statements each month.

* Standard & Poor's Stock Guide: Information, ranking and rating changes on 6,800 stocks each month.

* Standards & Poor's Stock Reports: Up-to-date information on over 4,600 companies by mail or by fax.

* Standard & Poor's Stock Screens: Thousands of stocks screened by objective and investment results.

      BBSI also offers its customers a no-fee cash management service featuring unlimited free check writing with no check writing minimum (Bull & Bear Performance Plus Account(R)), the Bull & Bear No-Fee IRA(R), and Bull & Bear Mutual Funds Network (including a no transaction fee, no-load mutual funds service).

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

ITEM 2.  PROPERTIES

      The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The approximate area of the office is 11,400 square feet. The rent is approximately $144,000 per annum plus $32,550 per annum for electricity. The lease expires on December 31, 1998 and is cancelable at the option of the Company on three months' notice. BBSI has a branch office at 395 East Palmetto Boulevard, Boca Raton, Florida consisting of approximately 1,000 square feet. The rent is approximately $22,200 per annum and is cancelable at the option of the Company on six months' notice.

      NJ Properties purchased land and a two story office building located in Red Bank, New Jersey in 1994. The building consists of approximately 13,000 square feet. The building was purchased for cash, has no mortgage and was purchased as an investment. The building is currently being renovated for possible rental.


ITEM 3.  LEGAL PROCEEDINGS

      The Company and its directors are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. (collectively "Maxus"), which now claim to collectively own or control 144,000 shares, or approximately 10.7% of the Class A common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. On April 11, 1996, the district court dismissed as a matter of law all claims brought by the plaintiffs except those relating to the voiding of 1993 exercises, the exercise of certain 1990 stock options and plaintiffs' request for attorneys' fees from the Company. Defendants thereafter filed answers denying liability. The Company believes that the lawsuit is without merit and intends to continue defending the remaining claims vigorously.

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1996, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

                                     PART II



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING
             FOURTH QUARTER OF THE YEAR ENDED DECEMBER 31, 1996


                                                       NONE


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol BNBGA. The Company's Class B Common Stock has no public trading market. There are in excess of 300 holders of record of Class A Common Stock and 1 holder of Class B Common Stock as of December 31, 1996. In addition, there are an indeterminate number of beneficial owners of Class A Common Stock that are held in "street name". No dividends have been paid on either class of Common Stock in the past five years and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Class A Common Stock during each quarterly period over the last two years were as follows:

                            1996                        1995
                    ---------------------         ----------------
                     HIGH        LOW             HIGH           LOW

First Quarter         $6-3/4      $1-5/8       $1-3/4         $1-1/4
Second Quarter        $5-3/8      $3-1/4       $2-5/8         $1-1/4
Third Quarter         $4          $2-1/2       $1-15/16       $1-37/64
Fourth Quarter        $3-1/4      $2-7/8       $2-1/8         $1-3/4


ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data for the five years ended December 31, 1996 is presented on the following pages.

                             BULL & BEAR GROUP, INC.

                      CONSOLIDATED SELECTED FINANCIAL DATA

                        FOR THE YEARS ENDED DECEMBER 31,




                                                           1996             1995            1994         1993           1992
                                                           ----             ----            ----         ----           ----
REVENUES:
   Management, distribution and administration fees     $4,922,945     $3,322,348       $3,786,066      $4,092,229      $3,386,153
   Brokerage commissions                                 2,351,983      1,821,513        1,768,527       2,047,999       1,488,856
   Dividends, interest and other                           142,084        147,169            (7,378)       227,422         602,206
                                                      ------------   ------------    --------------   ------------    ------------
                                                         7,417,012      5,291,030        5,547,215       6,367,650       5,477,215
                                                       -----------    -----------      -----------     -----------     -----------
EXPENSES:
   General and administrative                            4,040,219      3,195,115        3,225,891       3,519,704       3,072,364
   Marketing                                             1,821,297        779,026        1,361,155       1,389,204       1,356,060
   Clearing and brokerage charges                          708,535        576,096          532,832         619,673         512,968
   Subadvisory fees                                        705,248         22,496           37,728          34,629          16,655
   Professional fees                                       296,874        431,934          170,284         170,687         212,320
   Amortization and depreciation                           138,116         97,399           98,094         125,399         193,156
                                                      ------------  -------------    -------------    ------------    ------------
                                                         7,710,289      5,102,066        5,425,984       5,859,296       5,363,523
                                                       -----------    -----------      -----------     -----------     -----------

Income (loss) before provision for income taxes            (293,277)      188,964          121,231         508,354         113,692
INCOME TAXES                                                27,248         32,588           37,771          39,149          38,198
                                                      ------------  -------------    -------------   -------------   -------------
NET INCOME (LOSS)                                       $  (320,525)  $   156,376     $     83,460     $   469,205    $     75,494
                                                        ===========   ===========     ============     ===========    ============
NET INCOME (LOSS) PER SHARE OF WEIGHTED AVERAGE
   COMMON STOCK OUTSTANDING:
   Primary and fully diluted
      Net income (loss)                                      $(.22)          $.10             $.05            $.32            $.05
                                                             =====           ====             ====            ====            ====
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
   Primary                                               1,463,279      1,549,815        1,610,443       1,480,654       1,434,922
                                                       ===========    ===========      ===========     ===========     ===========
   Fully diluted                                         1,469,354      1,551,564        1,610,658       1,483,272       1,446,922
                                                       ===========    ===========      ===========     ===========     ===========

TOTAL ASSETS                                            $4,273,110     $4,963,792       $4,240,241      $4,711,438      $3,817,556
                                                        ==========     ==========       ==========      ==========      ==========
LONG-TERM OBLIGATIONS                                 $     22,093 $           -   $          -     $         -    $          -
                                                      ============ =============== ===============  ============== ============



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 COMPARED TO 1995

      Total revenues for the year increased $2,125,982 or 40.2%. Management and distribution fees increased $1,429,766 or 85.5% and $284,319 or 22.1%, respectively, and shareholder administration fees decreased $113,488 or 31.2%. The increase in management and distribution fees was due to an overall increase in the net asset levels of the Funds from which these revenues are generated. Shareholder administration fees represent reimbursement for actual expenses incurred. Such fees decreased as the costs for providing these services decreased. Net assets under management were approximately $237.4 million at December 31, 1995, $317.6 million at March 31, 1996, $393.2 million at June 30, 1996, $432.1 million at September 30, 1996, and $400.9 million at December 31, 1996. Brokerage commissions increased $530,470 or 29.1% while brokerage customers' equity increased to $187 million or 28%. The increase in brokerage commissions was due to an increase in customer transaction activity and the continued growth in the number of discount brokerage accounts and customers' equity. Dividends, interest and other amounted to $142,084 in 1996 compared to $147,169 in 1995. Dividends and interest decreased $5,085 or 3.5% due to lower earnings on the Company's short term investments.

      Total expenses increased $2,608,223 or 51.1% for the year. General and administrative expenses increased $845,104 or 26.4% because of higher compensation, higher bonuses paid to employees of the Company relating to the growth in the Company's businesses and higher expense reimbursements for the Funds. Marketing expenses increased $1,042,271 or 133.8% primarily related to the launching of the Midas Fund during the first six months of 1996. In addition, the Company incurred increased marketing expenses relating to the introduction of Bull & Bear Online Investment Center and the promotion of the American Airlines(R) AAdvantage Miles(R) program through Bull & Bear Securities, Inc. Clearing and brokerage charges increased $132,439 or 23.0% because of an increased level of discount brokerage customer transactions processed. Professional fees decreased $135,060 or 31.3% due to lower litigation costs relating to the Maxus lawsuit. Subadvisory fees increased $682,752 because of the growth in assets of the Midas Fund. Amortization and depreciation increased $40,717 or 41.8% for the year.

      Net loss for 1996 was $320,525 or $.22 per share as compared to net income of $156,376 or $.10 per share in 1995.


1995 COMPARED TO 1994

      Total revenues for the year decreased $256,185 or 4.6%. Management, distribution and shareholder administration fees decreased $192,611 or 10.3% and $167,532 or 11.5%, and $103,575 or 22.2%, respectively. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds from which these revenues are generated. Shareholder administration fees represent reimbursement for actual expenses incurred. Such fees decreased as the costs for providing these services decreased. Net assets under management were approximately $236.1 million at December 31, 1994, $235.0 million at March 31, 1995, $236.9 million at June 30, 1995, $245.9 million at September 30, 1995 and $237.4 million at December 31, 1995. Brokerage commissions increased $52,986 or 3.0% while brokerage customers' equity increase to $145.9 million or 32.2%. The increase in brokerage commissions was due to a increase in customer transaction activity, the continued growth in the number of discount brokerage accounts and customers' equity. Dividends, interest and other amounted to $147,169 in 1995 compared to ($7,378) in 1994. Dividends and interest increased $56,773 or 62.8% due to higher earnings on the Company's short term investments.

      Total expenses decreased $323,918 or 6.0% for the year. General and administrative expenses decreased $30,776 or 1.0%. Marketing expenses decreased $582,129 or 42.8%. Clearing and brokerage charges increased $43,264 or 8.1% as a result of the previously noted increase in brokerage commissions. Professional fees increased $223,922 or 107.6% due to the increase in legal fees primarily associated with the lawsuit brought by Maxus. Subadvisory fees increased $22,496 due to the new subadvisory agreements with Lion Resource Management Limited effective August 25, 1995 for Midas Fund and Bull & Bear Gold Investors Ltd. Amortization and depreciation decreased $695 or 0.7% for the year.

      Net income for 1995 was $156,376 or $.10 per share as compared to $83,460 or $.05 per share in 1994.

LIQUIDITY AND CAPITAL RESOURCES
      The following table reflects the Company's consolidated working capital, total assets, long-term debt and shareholders' equity as of the dates indicated.

                                                 DECEMBER 31,
                             1996                  1995                1994
                             ----                  ----                ----
Working Capital               $2,293,200          $2,792,059         $2,779,722
Total Assets                  $4,273,110          $4,963,792         $4,240,241
Long-Term Debt              $     22,093   $            -     $            -
Shareholders' Equity          $3,917,886          $4,170,095         $3,909,699

      For the year ended 1996, working capital, total assets and shareholders' equity decreased $498,859, $690,682 and $252,209, respectively. Long-term debt increased $22,093.

      Working capital decreased as a result of the net loss for 1996 and the acquisition of intangible assets and fixed assets offset by the non-cash items of depreciation and amortization. The decrease in shareholders' equity was primarily the result of the net loss for 1996 of $320,525 offset by the issuance of common stock on exercise of stock options of $3,750 and the increase in unrealized capital gains on marketable securities of $64,566. Total assets decreased as a result of the net loss and the decrease in current liabilities offset by the increase in unrealized gains on marketable securities. Long-term debt increased due to the capitalized lease obligations for equipment.

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

      Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources. This includes the restrictions placed on the transfer of funds to the Company from BBSI and ISC as a result of their regulatory net capital requirements. At December 31, 1996, the amount subject to these restrictions was $275,000 or 6.4% of total assets.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial   Statements   required  by  Regulation  S-X  and  Supplementary
Financial Information required by Regulation S-K are presented herein.


                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                TABLE OF CONTENTS

                                                                    PAGE

Report of Independent Certified Public Accountants                   13

Consolidated Balance Sheets,
   December 31, 1996 and 1995                                        14

Consolidated Statements of Income,
   Years ended December 31, 1996, 1995 and 1994                      15

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 1996, 1995 and 1994                      16

Consolidated Statements of Cash Flows,
   Years ended December 31, 1996, 1995 and 1994                      17

Notes to Consolidated Financial Statements                           19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BULL & BEAR GROUP, INC.:


We have audited the accompanying consolidated balance sheets of Bull & Bear Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull & Bear Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                           TAIT, WELLER & BAKER


PHILADELPHIA, PENNSYLVANIA
FEBRUARY 7, 1997

                                              BULL & BEAR GROUP, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,



                                                                                    1996                  1995
                                                                                    ----                  ----
                                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $    747,444         $ 1,467,674
    Marketable securities (Note 3)                                                   1,176,547           1,257,062
    Management, distribution and shareholder
      administration fees receivable                                                   207,944             179,209
    Interest, dividends and other receivables                                          204,684             248,241
    Prepaid expenses and other current assets                                          289,712             433,570
                                                                                 -------------       -------------
       TOTAL CURRENT ASSETS                                                          2,626,331           3,585,756
                                                                                  ------------        ------------
REAL ESTATE HELD FOR INVESTMENT, NET                                                   438,187             308,799
EQUIPMENT, FURNITURE AND FIXTURES, NET                                                 237,851             207,194
EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES,
   NET (Note 2)                                                                        765,665             735,368
OTHER ASSETS                                                                           205,076             126,675
                                                                                 -------------       -------------
                                                                                     1,646,779           1,378,036
                                                                                  ------------        ------------

       TOTAL ASSETS                                                                $ 4,273,110         $ 4,963,792
                                                                                   ===========         ===========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $    134,544        $    610,242
   Accrued professional fees                                                            81,285             111,486
   Accrued payroll and other related costs                                              53,012              43,208
    Accrued other expenses                                                              40,388              15,381
   Current portion of capitalized lease obligation (Note 4)                             12,282                -
    Other current liabilities                                                           11,620              13,380
                                                                                --------------      --------------
       TOTAL CURRENT LIABILITIES                                                       333,131             793,697
                                                                                 -------------       -------------
CAPITALIZED LEASE OBLIGATION (Note 4)                                                   22,093                 -
                                                                                -------------- -----------------
CONTINGENCIES (Note 11)                                                                    -                   -
SHAREHOLDERS'  EQUITY (Notes 3, 5, 6, and 7) Common Stock,  $.01 par value Class
    A, 10,000,000 shares authorized;
      1,350,017 and 1,348,017 shares
      issued and outstanding                                                            13,501              13,481
    Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                                 200                 200
    Additional paid-in capital                                                       6,236,077           6,232,347
    Retained earnings (deficit)                                                      (2,462,478)         (2,141,953)
   Unrealized gains on marketable securities                                           130,586              66,020
                                                                                 -------------      --------------
        TOTAL SHAREHOLDERS' EQUITY                                                   3,917,886           4,170,095
                                                                                  ------------        ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 4,273,110         $ 4,963,792
                                                                                   ===========         ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                             BULL & BEAR GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                            YEARS ENDED DECEMBER 31,



                                                                         1996            1995               1994
                                                                         ----            ----               ----
REVENUES:
   Management, distribution and
      shareholder administration fees                                $4,922,945       $3,322,348        $3,786,066
   Brokerage commissions and fees                                     2,351,983        1,821,513         1,768,527
   Dividends, interest and other                                        142,084          147,169             (7,378)
                                                                   ------------     ------------     --------------
                                                                      7,417,012        5,291,030         5,547,215
                                                                    -----------      -----------       -----------

EXPENSES:
   General and administrative (Note 10)                               4,040,219        3,195,115         3,225,891
   Marketing                                                          1,821,297          779,026         1,361,155
   Clearing and brokerage charges                                       708,535          576,096           532,832
   Subadvisory fees                                                     705,248           22,496            37,728
   Professional fees                                                    296,874          431,934           170,284
   Amortization and depreciation                                        138,116           97,399            98,094
                                                                   ------------    -------------     -------------
                                                                      7,710,289        5,102,066         5,425,984
                                                                    -----------      -----------       -----------

Income (loss) before income taxes                                       (293,277)        188,964           121,231
Income taxes (Note 9)                                                    27,248           32,588            37,771
                                                                  -------------    -------------     -------------

NET INCOME (LOSS)                                                    $  (320,525)    $   156,376      $     83,460
                                                                     ===========     ===========      ============


PER SHARE DATA:
    Primary and fully diluted
      Net income                                                          $(.22)            $.10              $.05
                                                                          =====             ====              ====

AVERAGE SHARES OUTSTANDING:
   Primary                                                            1,463,279        1,549,815         1,610,443
                                                                      =========        =========         =========

   Fully diluted                                                      1,469,354        1,551,564         1,610,658
                                                                      =========        =========         =========



















SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                             NUMBER OF SHARES                                AMOUNT
                                                                                     NOTES
                                                                                   RECEIVABLE
                                                                                   FOR                     UNREALIZED
                                                                       ADDITIONAL  COMMON        RETAINED   GAINS ON       TOTAL
                                    CLASS A  CLASS B  CLASS A  CLASS B PAID-IN      STOCK       EARNINGS   MARKETABLE  SHAREHOLDERS'
                                    COMMON   COMMON   COMMON   COMMON  CAPITAL      ISSUED      (DEFICIT)  SECURITIES     EQUITY
                                    ------   ------   ------   ------   -----------   ---------  ---------- -----------  ----------

BALANCE, DECEMBER 31, 1993        1,498,152  20,000  $14,982     $200  $6,491,596    $(325,000)$(2,381,789)$     -      $3,799,989

Issuance of Class A common stock
   on exercise of stock options       5,000     -         50      -         6,200         -           -          -            6,250
Collection of note receivable           -       -         -       -           -        20,000         -          -           20,000
Net income                              -       -         -       -           -           -         83,460       -           83,460
                                 ---------- ----------------- --------------------- -------------- ---------- ----------------------
BALANCE, DECEMBER 31, 1994        1,503,152  20,000   15,032      200   6,497,796     (305,000) (2,298,329)      -        3,909,699

Voiding of 1993 exercise of stock
   options and cancellation of
   notes receivable (Note 7)        (280,000)   -      (2,800)    -       (297,200)   300,000         -          -              -
Issuance of Class A common stock
   on exercise of stock options     274,020     -      2,740      -       291,280         -           -          -          294,020
Received in exchange for exercise
   of stock options                 (149,155)   -      (1,491)    -       (259,529)       -           -          -          261,020)
Collection of note receivable           -       -        -        -           -         5,000         -          -            5,000
Net income                              -       -        -        -           -           -       156,376        -          156,376
Unrealized gains on marketable
   securities                           -       -         -       -              -        -           -         66,020       66,020
                                 ---------- ----------------- --------------------- -------------- --------- ----------- -----------
BALANCE, DECEMBER 31, 1995        1,348,017  20,000   13,481      200   6,232,347         -    (2,141,953)      66,020    4,170,095


Issuance of Class A common stock
   on exercise of stock options       2,000     -         20      -         3,730         -           -          -            3,750
Net loss                                -       -        -        -           -           -       (320,525)      -         (320,525)
Unrealized gains on marketable
   securities                           -       -        -       -          -            -           -         64,566         64,566
                                 ---------- ----------------- --------------------- -------------- ----------- ---------- ----------

BALANCE, DECEMBER 31, 1996        1,350,017  20,000  $13,501     $200  $6,236,077 $       -    $(2,462,478)   $130,586    $3,917,886
                                  =========  ======  =======     ====  ========== ========================    ========    ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BULL & BEAR GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,



                                                                         1996               1995              1994
                                                                        ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                  $  (320,525)   $    156,376    $      83,460
                                                                      -----------    ------------    -------------
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
      TO NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES:
      Depreciation and amortization                                      138,116           97,399           98,094
      Increase in cash value of life insurance                            (30,000)         (30,000)         (16,675)
      Realized/unrealized (gain) loss on investments                      (32,725)         (26,048)         97,774
      (Increase) decrease in:
         Management, distribution and shareholder
            administration fees receivable                                (28,735)         (18,642)         62,628
         Interest, dividends and other receivables                        43,557           (32,387)         (12,556)
         Prepaid expenses and other current assets                       143,858          (199,301)          (6,571)
         Other assets                                                     (48,401)         12,802            4,668
      Increase (decrease) in:
         Accounts payable                                                (475,698)        412,719          (151,530)
         Accrued expenses                                                  4,610           51,156           (64,095)
         Other current liabilities                                         (1,760)            (720)            (802)
                                                                   -------------- ---------------- ----------------
   TOTAL ADJUSTMENTS                                                     (287,178)        266,978           10,935
                                                                     ------------   -------------   --------------
      NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                            (607,703)        423,354           94,395
                                                                     ------------   -------------   --------------

                             BULL & BEAR GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                            YEARS ENDED DECEMBER 31,



                                                                         1996               1995              1994
                                                                         ----               ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvement to real estate held for investment                     $  (204,642)  $       (2,105)    $   (235,087)
   Capital expenditures                                                  (100,799)         (58,744)         (37,076)
   Proceeds from sale of Properties                                        43,763              -                -
   Proceeds from sales of investments                                     963,318          414,790        2,671,623
   Purchases of investments                                              (785,512)      (1,396,250)      (1,281,644)
   Acquisition of intangible assets                                       (66,780)        (267,411)                -
                                                                    -------------    ------------- -----------------
      NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                            (150,652)      (1,309,720)      1,117,816
                                                                     ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Collection of note receivable                                             -              5,000           20,000
   Issuance of notes receivable                                              -                -            (80,000)
   Increase in capitalized lease obligation                               46,416              -                -
   Repayments of capitalized lease obligation                            (12,041)             -                -
   Proceeds from issuance of
      Class A Common Stock                                                 3,750           33,000            6,250
   Redemption of Minority Interest                                           -                -           (364,480)
                                                              ------------------ -------------------  -------------
      NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                             38,125           38,000         (418,230)
                                                                   -------------   --------------     -------------

      NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                                      (720,230)        (848,366)         793,981

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                   1,467,674        2,316,040        1,522,059
                                                                     -----------     ------------     ------------

   END OF YEAR                                                       $   747,444      $ 1,467,674      $ 2,316,040
                                                                     ===========      ===========      ===========


SUPPLEMENTAL DISCLOSURE:

   The Company did not pay any Federal income taxes in 1996, 1995 or 1994.

   The Company paid $1,309 in interest in 1996 and no interest in 1995 or 1994.

   Common stock received and retired in exchange for exercise of stock options was $261,020 in 1995.










SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
         Bull & Bear Group, Inc. ("Company") is a holding company. Its subsidiaries' business consists of providing investment management, distribution and shareholder administration services for the Bull & Bear Funds, Midas Fund and Rockwood Fund ("Funds") and discount brokerage services.

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

         CASH AND CASH EQUIVALENTS
         Investments   in  money  market  funds  are   considered   to  be  cash
         equivalents.   At  December   31,  1996  and  1995,   the  Company  and
         subsidiaries had invested approximately $657,500 and $1,196,300, respectively, in an affiliated money market fund.

         MARKETABLE SECURITIES
         The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiaries are valued at market with unrealized gains and losses included in earnings.

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

                        DECEMBER 31, 1996, 1995 AND 1994



         BROKERAGE INCOME AND EXPENSES
         Brokerage commission and fee income and clearing and brokerage expenses are recorded on a settlement date basis. The difference between recording such income and expenses on a settlement date basis as opposed to trade date, as required by generally accepted accounting principles, is not material to the consolidated financial statements.

         INCOME TAXES
         The Company and its wholly-owned subsidiaries file consolidated income tax returns. The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
         Real estate held for investment is recorded at cost and is depreciated on the straight-line basis over its estimated useful life. At December 31, 1996 and 1995, accumulated depreciation amounted to approximately $27,400 and $123,100, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At December 31, 1996 and 1995, accumulated depreciation amounted to approximately $749,300 and $680,000, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
         The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At December 31, 1996 and 1995, accumulated amortization amounted to approximately $585,100 and $548,700, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

         EARNINGS PER SHARE
         Primary and fully diluted earnings per share for the years ended December 31, 1996, 1995 and 1994 are determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.

         RECLASSIFICATIONS
         Certain reclassifications of the 1995 and 1994 financial statements have been made to conform to the 1996 presentation.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1996, 1995 AND 1994



2.    ACQUISITION

      During the year ended December 31, 1996, the Company acquired the management of Rockwood Fund for approximately $31,300. This purchase was capitalized as part of excess of cost over net book value and is being amortized over 15 years using the straight-line method.

      During the year ended December 31, 1995, the Company purchased the assets relating to the management of Midas Fund, Inc. for $182,500, plus related costs of approximately $84,900. In addition, the Company expended approximately $35,500 in connection with this purchase in 1996. This purchase was capitalized as part of excess of cost over net book value and is being amortized over 15 years using the straight-line method.


3.    MARKETABLE SECURITIES

      At December 31, 1996, marketable securities consisted of:
         Broker/dealer securities - at market
            U.S. Treasury Notes, due 5/15/97 - 6/30/99 (cost $956,925)       $   961,000
                                                                             -----------
         Other companies
            Available-for-sale securities - at market
               Unaffiliated mutual funds                                          37,251
               Affiliated mutual funds                                             7,662
               Equity securities                                                 170,634
                                                                            ------------
               Total available-for-sale securities (cost - $84,961)              215,547
                                                                            ------------
                                                                              $1,176,547

      At December 31, 1995, marketable securities consisted of:
         Broker/dealer securities - at market
            U.S. Treasury Note, due 7/31/97                                  $   200,876
            Affiliated mutual funds                                               62,494
                                                                            ------------
               Total broker/dealer securities (cost - $264,104)                  263,370
                                                                            ------------
         Other companies
            Available-for-sale securities - at market
               Unaffiliated mutual funds                                          29,024
               Affiliated mutual funds                                             6,220
               Equity securities                                                 181,413
               U.S. Treasury Notes, due 5/15/97 - 6/30/99                        777,035
                                                                            ------------
               Total available-for-sale securities (cost - $927,672)             993,692
                                                                            ------------
                                                                              $1,257,062


      At December 31, 1996 and 1995, the Company had $130,586 and $66,020, respectively, of unrealized gains on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1996, 1995 AND 1994



4.    LEASE COMMITMENTS

      The Company has a lease for approximately 11,400 square feet of office space. The rent is approximately $144,000 per annum plus $32,550 per annum for electricity. The lease expires December 31, 1998 and is cancelable at the option of the Company on three months' notice. In addition, the Company's discount broker/dealer has a branch office in Boca Raton, Florida consisting of approximately 1,000 square feet. The rent is approximately $22,200 per annum and is cancelable at the option of the Company on six months' notice.

      The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $45,457 at December 31, 1996. Depreciation expense of $13,889 has been recognized on this property as of December 31, 1996. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

         YEAR ENDING DECEMBER 31,
            1997                                                      $13,201
            1998                                                       15,173
            1999                                                        7,586
                                                                    ---------
            Total minimum lease payments                               35,960
            Less amount representing interest and executory costs       1,585
                                                                    ---------
            Present value of minimum lease payments                   $34,375
                                                                      =======


5.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of December 31, 1996 and 1995, none of the Preferred Stock was issued.


6.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 1996, these subsidiaries had net capital of approximately $566,900 and $605,800; net capital requirements of $250,000 and $25,000; excess net capital of approximately $316,900 and $580,800; and the ratios of aggregate indebtedness to net capital were approximately .30 to 1 and .48 to 1, respectively.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1994 AND 1993



7.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the
      Company or its subsidiaries. The plan was amended on February 5, 1996. With respect to non-employee directors, only automatic grants of stock options of 10,000 are available on the date the non-employee director is elected, except for the current two non-employee directors who were granted 10,000 options each on December 6, 1995. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years. If the recipient of any option owns 10% or more of the Class B shares, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted. The plan also provides for reload options in which non-qualified options may be granted to officers and key employees when payment of the option price of the original outstanding options is with previously owned shares of the Company. These reload options have to be equal to the number of shares surrendered in payment of the option price of the original options, have an option price equal to the fair market value of such shares on the date the reload option is granted, and have the same expiration date as the original option.

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

      The Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Proforma compensation cost for the Company's plans is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation (SFAS 123)" and has been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:
                                                YEARS ENDED DECEMBER 31,
                                                    1996             1995
                                                   ----             ----
Net income (loss):                  As reported   $(320,525)       $156,376
                                   Proforma       $(463,738)       $149,218
Earnings per share
   Primary and fully diluted:       As reported      $(.22)            $.10
                                   Proforma          $(.32)            $.10

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

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1996, 1995 AND 1994



      A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                                        WEIGHTED
                                                              NUMBER    AVERAGE
                                                              OF        EXERCISE
      STOCK OPTIONS                                          SHARES       PRICE

      OUTSTANDING AT DECEMBER 31, 1994                        146,000     $1.12
         Voided exercise of previously issued stock options
            (see below)                                       280,000     $1.07
         Granted                                               29,000     $1.91
         Exercised                                           (268,020)    $1.07
         Canceled                                            (137,980)    $1.05
                                                             --------
      OUTSTANDING AT DECEMBER 31, 1995                         49,000     $1.76
         Granted                                              229,000     $1.95
         Exercised                                             (2,000)    $1.88
         Canceled                                             (27,000)    $1.91
                                                            ---------
      OUTSTANDING AT DECEMBER 31, 1996                        249,000     $1.92
                                                             ========

      There were no options exercisable at December 31, 1996 and 1995. The weighted-average fair value of options granted were $1.42 and $1.45 for the years ended December 31, 1996 and 1995, respectively.

      The following table summarizes information about stock options outstanding at December 31, 1996:

                               OPTIONS OUTSTANDING
                                      WEIGHTED-AVERAGE
           RANGE OF          NUMBER       REMAINING      WEIGHTED-AVERAGE
      EXERCISE PRICES      OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE

      $1.50   - $1.625       20,000        3.2 years         $1.54
      $1.875 - $2.75        229,000        4.1 years         $1.95

      In addition, there were 20,000 non-qualified stock options with an exercise price of $1.75 outstanding as of December 31, 1996.

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

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1996, 1995 AND 1994



8.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended December 31, 1996, 1995 and 1994 was approximately $39,900, $31,100 and $27,500, respectively.


9.    INCOME TAXES

      The provision for income taxes charged to operations was as follows:

                                        1996          1995           1994
                                        ----          ----           ----
         Current
            State and local               $27,248       $32,588        $37,771
            Federal                           -             -              -
                                    ------------- -------------  -----------
                                          $27,248       $32,588        $37,771
                                          =======       =======        =======

      Deferred tax assets (liabilities) are comprised of the following at December 31, 1996 and 1995:
                                                          1996           1995
                                                          ----           ----

         Unrealized appreciation on investments     $  (45,800)    $  (29,400)
         Net operating loss carryforwards             509,500        436,600
                                                   ----------     ----------
             Net deferred tax assets                  463,700        407,200
         Deferred tax asset valuation allowance       (463,700)      (407,200)
                                                    ----------     ----------
             Net deferred tax assets             $        -      $       -
                                                 ================ ============

      The full amount of the deferred tax asset was offset by a valuation allowance due to uncertainties associated with the ultimate realization of the net operating loss carryforwards. The change in the valuation allowance for the year ended December 31, 1996 was the result of the net operating loss for the year and the increase in the unrealized appreciation on investments.

      For the year ended December 31, 1996, the provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal tax rates to pre-tax income as a result of utilization of net operating loss carryforwards.

      At December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,498,600, of which $1,033,100, $187,800, $62,700 and $215,000 expire in 2004, 2005, 2006 and
      2011, respectively.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1996, 1995 AND 1994



10.   RELATED PARTIES

         MANAGEMENT, DISTRIBUTION AND SHAREHOLDER ADMINISTRATION FEES
         All management and distribution fees are from providing services to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administration fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the open-end Funds. Such reimbursement amounted to approximately $249,700, $363,200 and $466,800 for the years ended December 31, 1996, 1995 and 1994, respectively.

         In connection with investment management services, the Company's investment managers waived management fees from the Funds in the amount of approximately $535,900, $270,200 and $256,900 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in general and administrative expenses in the Statement of Income.

     Certain officers of the Company also serve as officers and/or directors of the Funds.

         Commencing August 1992, the Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of December 31, 1996, the policy had a cash surrender value of approximately $76,700 and is included in other assets in the balance sheet.

         The Company's discount broker/dealer received brokerage commissions of approximately $179,500, $153,200 and $108,100 from the Funds for the years ended December 31, 1996, 1995 and 1994, respectively.


11.   CONTINGENCIES

      The Company and its directors are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. (collectively "Maxus"), which now claim to collectively own or control 144,000 shares, or approximately 10.7% of the Class A Common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. On April 11, 1996, the district court dismissed as a matter of law all claims brought by the plaintiffs except those relating to the voiding of 1993 exercises, the exercise of certain 1990 stock options and plaintiffs' request for attorneys' fees from the Company. Defendants thereafter filed answers denying liability. The Company believes that the lawsuit is without merit and intends to continue defending the remaining claims vigorously.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1996, 1995 AND 1994



      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1996, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

      In July 1994, the Company entered into a Death Benefit Agreement ("Agreement") with the Company's Chairman. Following his death, the Agreement provides for annual payments equal to 80% of his average annual salary for the three year period prior to his death subject to certain adjustments to his wife until her death. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                               THREE MONTHS ENDED
                           MARCH 31,     JUNE 30,       SEPT. 30,    DEC. 31,
   1996
REVENUES                    $1,526,469    $2,054,758    $1,904,869   $1,930,916
                            ==========    ==========    ==========   ==========
INCOME (LOSS)
   Net Income (Loss)       $  (418,274)  $  (199,710)  $   134,673  $   162,786
                           ===========   ===========   ===========  ===========

INCOME (LOSS) PER SHARE
   Net Income (Loss)             $(.30)        $(.13)         $.09         $.12
                                 =====         =====          ====         ====


   1995
REVENUES                    $1,292,575    $1,323,620    $1,362,963   $1,311,872
                            ==========    ==========    ==========   ==========

INCOME (LOSS)
   Net Income (Loss)       $   113,764   $   115,490  $     50,894  $  (123,772)
                           ===========   ===========  ============  ===========

INCOME (LOSS) PER SHARE
   Net Income (Loss)              $.07          $.07          $.03        $(.07)
                                  ====          ====          ====        =====


   1994
REVENUES                    $1,579,794    $1,375,965    $1,412,499   $1,178,957
                            ==========    ==========    ==========   ==========
INCOME (LOSS)
   Net Income (Loss)       $  (163,608) $    (12,946) $     93,642  $   166,372
                           ===========  ============  ============  ===========

INCOME (LOSS) PER SHARE
   Net Income (Loss)             $(.11)        $(.01)         $.06         $.11
                                 =====         =====          ====         ====


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters during the two years ended December 31, 1996.

                                                     PART III



ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

      The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

      NAME               POSITION                       YEARS OF SERVICE  AGE
                         DIRECTOR                       OFFICER

Bassett S. Winmill       Chairman of the Board           20    20         67

Robert D. Anderson       Vice Chairman of the Board,     20    20         67

Mark C. Winmill          Co-President,                    8    10         39
                         Chief Financial Officer,
                         Director

Thomas B. Winmill, Esq.  Co-President,                    8     9         37
                         General Counsel, Director

Edward G. Webb, Jr.      Director                        11*   -          57

Charles A. Carroll       Director                         5    -          66

Steven A. Landis         Senior Vice President           -      2         41

William J. Maynard       Secretary                       -      2         32

James R. Mitchell, II    Senior Vice President           -      3         35

Joseph Leung             Treasurer,                      -      2         31
                         Chief Accounting Officer

*  1985 TO 1990 AND 1992 TO PRESENT.

      Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

     BASSETT S. WINMILL - Chairman of the Board of Directors. He is also Chairman of the investment companies managed by Company subsidiaries. He is a member of the New York Society of Security Analysts, the Association for Investment Management and Research, and the International Society of Financial Analysts.

      ROBERT D. ANDERSON - Vice Chairman of the Board of Directors. He is also Vice Chairman of the investment companies managed by Company subsidiaries and of the subsidiaries of the Company. He is a member of the Board of Governors of the Mutual Fund Educational Alliance.

     MARK C. WINMILL - Co-President, Chief Financial Officer and Director. He is also President of Bull & Bear Securities, Inc. and Co-President and Chief Financial Officer of the investment companies managed by Company subsidiaries and certain other subsidiaries of the Company. He is a son of Bassett S. Winmill and a brother of Thomas B. Winmill.

     THOMAS B. WINMILL, ESQ. - Co-President, General Counsel and Director. He is also President of Bull & Bear Advisers, Inc. and Co-President of the investment companies managed by Company subsidiaries and certain other subsidiaries of the Company. He is a member of the New York State Bar. He is a son of Bassett S. Winmill and a brother of Mark C. Winmill.

     EDWARD G. WEBB, JR. - Director. He has been President of Webb Associates, Ltd since 1996. From 1990 to 1996, he was Investment Director for Home Insurance Company. Prior to that, he served as a Senior Vice President and Director of the Company.

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

     JAMES R. MITCHELL, II - Senior Vice President. He is also Senior Vice President of BBSI since 1994. From 1992 to 1994 he was Vice President of BBSI.

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

      Based solely on the information from Forms 3, 4, and 5 furnished to it, the Company believes that the directors, officers, and owners of more than 10 percent of the Class A Common Stock of the Company have not failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years.

      Based on information available to the Company, including a December 4, 1996 letter from its counsel, Maxus (See Note 11) owns 144,000 shares or 10.7% of the outstanding Class A Common Stock of the Company. Such entities have not furnished the Company with any form under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.     EXECUTIVE COMPENSATION

      The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules. Any information not presented is omitted because the item is not applicable or not required since the Company qualifies as a small business issuer.

    SUMMARY COMPENSATION TABLE

      The following table sets forth, for the three years ended December 31, 1996, the compensation paid to the chief executive officers and the other executive officers whose total annual salary and bonus exceeded $100,000 in 1996.

                                            SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION               ALL OTHER
     NAME AND                                     SALARY        BONUS      OTHER ANNUAL        COMPENSATION
PRINCIPAL POSITION                   YEAR           ($)             ($)    COMPENSATION*       (A)            (B)
------------------                   ----        --------        --------- -------------       ---            ---

Bassett S. Winmill                    1996      $170,000       $28,333            -            $5,166       $4,750
    Chairman                          1995      $160,000       $10,000            -            $4,788       $4,620
                                      1994      $160,000      $  6,667            -            $3,790       $3,000

Robert D. Anderson                    1996     $  90,000       $15,000            -            $2,142       $3,211
    Vice Chairman                     1995     $  89,000      $  5,562            -            $2,104       $3,310
                                      1994     $  89,000      $  3,708            -            $2,104       $1,844

Mark C. Winmill                       1996      $110,000       $18,115            -           $   152       $3,997
    Co-President                      1995      $100,000      $  6,250            -           $   132       $3,462
                                      1994      $100,000      $  4,167            -           $   132       $2,083

Thomas B. Winmill                     1996      $110,000       $18,115            -           $   152       $4,066
    Co-President                      1995      $100,000      $  6,250            -           $   132       $3,678
                                      1994      $100,000      $  4,167            -           $   132       $2,083

Brett B. Sneed                        1996      $112,000       $18,667            -            $1,062       $4,220
    Senior Vice President             1995      $110,000       $15,125            -           $   662       $4,091
                                      1994      $110,000  $        -              -           $   662       $2,420

Steven A. Landis                      1996      $112,000       $18,667            -           $   241       $1,750
    Senior Vice President             1995     $  86,167      $  8,250            -           $   150   $      -
                                      1994$          -    $        -              -           $   -     $      -



 * Information omitted as perquisites do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year for the named executive officers.

(a)   Represents term life insurance

(b)   Represents Company's matching contributions to 401(k) Plan.

    OPTION GRANTS TABLE

      The following table sets forth, for the year ended December 31, 1996, information regarding the options granted to each of the executive officers named in the Summary Compensation Table.

                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                          ASSUMED ANNUAL RATES OF
                                                                                       STOCK PRICE APPRECIATION FOR
                                     INDIVIDUAL GRANTS                                                    OPTION TERM
                               NUMBER OF    PERCENT OF
                             SECURITIES    TOTAL OPTIONS
                              UNDERLYING    GRANTED TO
                              OPTIONS       EMPLOYEES IN     EXERCISE   EXPIRATION
      NAME                    GRANTED      FISCAL YEAR       PRICE       DATE                5%           10%
      ----                  ----------------------------   -----------------------           --           ---

Bassett S. Winmill              50,000         21.8           $2.0625      2/5/01          $16,525      $47,875
Mark C. Winmill                 50,000         21.8           $1.8750      2/5/01          $25,900      $57,250
Thomas B. Winmill               50,000         21.8           $1.8750      2/5/01          $25,900      $57,250
Robert D. Anderson              20,000          8.7           $1.8750      2/5/01          $10,360      $22,900
Brett B. Sneed                  20,000          8.7           $1.8750      2/5/01          $10,360      $22,900
Steven A. Landis                20,000          8.7           $1.8750      2/5/01          $10,360      $22,900

      Of the above options, 205,000 are exercisable on February 5, 1998, with the remaining 5,000 options of Bassett S. Winmill exercisable on February 5, 1999.

    AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

      The following table sets forth, for the year ended December 31, 1996, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.

                                                  NUMBER OF
                                                 SECURITIES            VALUE OF
                                                 UNDERLYING         UNEXERCISED
                  NUMBER OF                     UNEXERCISED        IN-THE-MONEY
                     SHARES                     OPTIONS AT           OPTIONS AT
                   ACQUIRED      DOLLAR        12-31-96 (#)        12-31-96 ($)
                     ON           VALUE        EXERCISABLE/        EXERCISABLE/
NAME               EXERCISE     REALIZED     UNEXERCISABLE        UNEXERCISABLE

Bassett S. Winmill                 -             -                  0/50,000            0/$46,875
Mark C. Winmill                    -             -                  0/50,000            0/$56,250
Thomas B. Winmill                  -             -                  0/50,000            0/$56,250
Brett B. Sneed                     -             -                  0/20,000            0/$22,500
Robert D. Anderson                 -             -                  0/20,000            0/$22,500
Steven A. Landis                   -             -                  0/20,000            0/$22,500

    LONG-TERM INCENTIVE PLAN AWARDS TABLE

      There were no long-term incentive plan awards made during the year ended December 31, 1996.

    COMPENSATION OF DIRECTORS

     Edward G. Webb, Jr. and Charles A. Carroll were the only individuals who received compensation for their service as directors of the Company in 1996. They were each paid $500 per quarter as a retainer and $2,000 per quarterly meeting attended plus expenses. For the year ended December 31, 1996, Mr. Webb and Mr. Carroll were each paid $10,500 for attending all four meetings and a special telephonic meeting. Mr. Webb and Mr. Carroll each also received an option to purchase 10,000 shares of Class A Common Stock at an exercise price of $1.75 per share.

    EMPLOYMENT CONTRACTS

      The Company has no employment or termination contracts with any of its employees.


    REPRICING OF OPTIONS TABLE

      There was no repricing of options during the year ended December 31, 1996.

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

      Three hundred thousand (300,000) shares of the Company's Class A Common Stock ("Shares") are available for Awards under the Plan. The Shares to be offered under the Plan are authorized and unissued Shares, or issued Shares that have been reacquired by the Company and held in its treasury. Holders of Shares do not have voting rights except as specifically provided by the Delaware General Corporation Law.

      Shares covered by any unexercised portions of terminated options, Shares forfeited by Participants, and Shares subject to any Awards that are otherwise surrendered by a Participant without receiving any payment or other benefit with respect thereto may again be subject to new Awards under the Plan. In the event the purchase price of an option or tax withholding relating to an Award is paid in whole or in part through the delivery of Shares, the number of Shares issuable in connection with the exercise of the option may not again be available for the grant of Awards under the Plan.

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

      (b) The following table sets forth, as of December 31, 1996, information relating to beneficial ownership by individual directors of the Company, executive officers named in the Summary Compensation Table and by directors and executive officers of the Company as a group, of the currently issued and outstanding Class A Common Stock of the Company.

                                            AMOUNT AND NATURE OF        PERCENT
      NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP (3)    OF CLASS
      ------------------------              ------------------------    --------

      Bassett S. Winmill                             223,104             16.5%
      Robert D. Anderson                              98,414              7.3%
      Thomas B. Winmill                                 79,870 (1)        5.9%
      Mark C. Winmill                                 30,800              2.3%
      Edward G. Webb, Jr.                              6,684               (2)
      Charles A. Carroll                              10,000               (2)
      Brett B. Sneed                                  20,000              1.5%
      All directors and executive officers
         as a group (11 persons)                     468,872             34.7%

         (1) Includes 36,000 and 10,000 shares held by Thomas B. Winmill's wife and sons, respectively of which he disclaims beneficial ownership.

         (2)    Less than 1%.

         (3) The nature of the beneficial ownership for all the Class A Common Stock is investment power.

      (c)  OTHER INFORMATION

      In June 1994, the Board of Directors of the Company rejected an offer of $3.50 per share contained in a letter dated May 17, 1994 to the Company from Maxus Investment Group. Maxus, of Pepper Pike, Ohio, which was part of a group that purportedly at that time owned 26.5% of the Company's Class A stock, offered $3.50 per share for the balance of the Class A stock outstanding subject to due diligence and the agreement by the holder of the Class B voting stock, to sell all his Class B voting stock. The holder of the Class B voting stock indicated to Maxus, as he had on numerous previous occasions, that he had no intention of selling his Class B voting stock. In July 1994, the Board of Directors of the Company unanimously determined not to proceed with a revised proposal of Maxus Investment Group to liquidate the Company and guarantee shareholders no less than $5.00 per share, as reflected in Maxus' letters dated June 17, 1994 and June 28, 1994. The holder of the Class B voting stock advised Maxus that he had no intention of selling his Class B stock or voting such stock for any proposal or transaction involving the merger, sale, acquisition, reorganization, dissolution, or any like extraordinary transaction involving the Company (See also Note 11).


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

                                       LARGEST                     AMOUNT
                                       AMOUNT OF             OUTSTANDING AT
NAME AND RELATIONSHIP                  INDEBTEDNESS       DECEMBER 31, 1996

Bassett S. Winmill, Chairman            $83,888                  $80,000

                                                      PART IV



ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

    (a)        (1)   Financial Statements
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

                              (a)   Investment      Management       Agreements,
                                    Distribution     Agreements,     Plans    of
                                    Distribution ("12b-1 Plans") and Shareholder
                                    Administration       Agreements      between
                                    subsidiaries of the Company and the Funds and Non-Exclusive License Agreements between the Company and the Funds:

                                                                                         SHAREHOLDER      NON-EXCLUSIVE
                                                     MANAGEMENT   DISTRIBUTION   12B-1   ADMINISTRATION        LICENSE
                FUND                                 AGREEMENT     AGREEMENT     PLAN       AGREEMENT          AGREEMENT

(i)    Bull & Bear Dollar Reserves                      (2)          (2)       (2)         (5)             (7)
(ii)   Bull & Bear Gold Investors Ltd.                  (2)          (2)       (2)         (5)             (7)
(iii)  Bull & Bear Global Income Fund, Inc.             (7)           -         -           -              (7)
(iv)   Bull & Bear U.S. and Overseas Fund               (2)          (2)       (2)         (5)             (7)
(v)    Bull & Bear Special Equities Fund, Inc.          (2)          (2)       (2)         (5)             (7)
(vi)   Bull & Bear Municipal Income Fund, Inc.          (7)           -         -           -              (7)
(vii)  Bull & Bear U.S. Government Securities
           Fund, Inc.                                   (7)           -         -           -              (7)
(viii) Midas Fund, Inc.                                 (6)          (6)       (6)         (6)             (7)
(ix)   Rockwood Fund, Inc.                              (7)          (7)       (7)         (7)             (7)

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

(5)  Filed as  exhibits to Form 10-K for the
     year  ended   December   31,  1994  and
     incorporated herein by reference.

(6)  Filed as  exhibits to Form 10-K for the
     year  ended   December   31,  1995  and
     incorporated herein by reference.

(7)  Filed as  exhibits to Form 10-K for the
     year ended  December 31, 1996 and filed
     herewith.

 (b)   Bull  &  Bear  Group,  Inc.  1995  Long-Term
       Incentive Plan, as adopted December 6, 1995 and amended February 6, 1996, filed as exhibit to Form 10-K for the year ended
       December 31, 1995 and incorporated herein by reference.

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

 (g) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Bassett S. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (h) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Robert D. Anderson filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (i) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Mark C. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (j) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Thomas B. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (k) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Steven A. Landis filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (l) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Edward G. Webb, Jr. filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (m) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees - Charles A. Carroll filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(11)   Statement Regarding Computation of Per Share Earnings
(12)   Not applicable.
(13)   Not applicable.
(16)   Not applicable.
(18)   Not applicable.
(21)   Wholly-Owned Subsidiaries of the Company
(22)   Not applicable.
(23)   Not applicable.
(24)   Not applicable.
(27)   Not applicable.
(28)   Not applicable.
(99)   Not applicable.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                                    SIGNATURES



      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BULL & BEAR GROUP, INC.



March 28, 1997                      By:     /s/ Joseph Leung
                                            Joseph Leung
                                            Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 28, 1997                    By:     /s/ Bassett S. Winmill
                                          ----------------------
                                          Bassett S. Winmill,
                                          Chairman of the Board, Director



March 28, 1997                    By:     /s/ Robert D. Anderson
                                          ----------------------
                                          Robert D. Anderson,
                                          Vice Chairman, Director



March 28, 1997                    By:     /s/ Mark C. Winmill
                                          Mark C. Winmill,
                                          Co-President, Chief Financial Officer,
                                          Director



March 28, 1997                    By:     /s/ Thomas B. Winmill
                                          ---------------------
                                          Thomas B. Winmill, Esq.
                                          Co-President, General Counsel,
                                          Director



March 28, 1997                   By:       /s/ Edward G. Webb, Jr.
                                          -----------------------
                                          Edward G. Webb, Jr.
                                          Director



March 28, 1997                   By:       /S/ Charles A. Carroll
                                           ----------------------
                                           Charles A. Carroll,
                                           Director

                                INDEX TO EXHIBITS



(3)  Exhibits

(10)   Material Contracts

  (a) Investment Management Agreement between a subsidiary of the Company and Rockwood Fund, Inc.

  (b) Distribution Agreement between a subsidiary of the Company and Rockwood Fund, Inc.

  (c) Plan of Distribution between a subsidiary of the Company and Rockwood Fund, Inc.

  (d) Shareholder Administration Agreement between a subsidiary of the Company and Rockwood Fund, Inc.

  (e) Investment Management Agreement between a subsidiary of the Company and Bull & Bear Municipal Income Fund, Inc.

  (f) Investment Management Agreement between a subsidiary of the Company and Bull & Bear U.S. Government Securities Fund, Inc.

  (g) Investment Management Agreement between a subsidiary of the Company and Bull & Bear Global Income Fund, Inc.

  (h) Non-Exclusive License Agreement between the Company and Bull & Bear Funds I, Inc.

  (i) Non-Exclusive License Agreement between the Company and Bull & Bear Funds II, Inc.

  (j) Non-Exclusive License Agreement between the Company and Bull & Bear Gold Investors, Ltd.

  (k) Non-Exclusive License Agreement between the Company and Bull & Bear Global Income Fund, Inc.

  (l)   Non-Exclusive License Agreement between the Company and Midas Fund, Inc.

  (m) Non-Exclusive License Agreement between the Company and Bull & Bear Municipal Income Fund, Inc.

  (n)   Non-Exclusive License Agreement between the Company and Rockwood Fund,
        Inc.

  (o) Non-Exclusive License Agreement between the Company and Bull & Bear Special Equities Fund, Inc.

  (p) Non-Exclusive License Agreement between the Company and Bull & Bear U.S. Government Securities Fund, Inc.

(11)   Statement Regarding Computation of Per Share Earnings

(21)   Wholly-Owned Subsidiaries of the Company

                         INVESTMENT MANAGEMENT AGREEMENT



        AGREEMENT made as of this 28th day of February, 1997, by and between ROCKWOOD FUND, INC. a Maryland corporation (the "Fund") and ROCKWOOD ADVISERS, INC., a Delaware corporation (the "Investment Manager").

        WHEREAS the Fund is registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as an open-end management investment company and offers for public sale shares of common stock; and

        WHEREAS the Fund desires to retain the Investment Manager to furnish certain investment advisory and portfolio management services to the Fund, and the Investment Manager desires to furnish such services;

        NOW THEREFORE, in consideration of the mutual promises and agreements herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, it is hereby agreed between the parties hereto as follows:

1. The Fund hereby employs the Investment Manager to manage the investment and reinvestment of the assets of the Fund thereof, including the regular furnishing of advice with respect to the Fund's portfolio transactions subject at all times to the control and oversight of the Fund's Board of Directors, for the period and on the terms set forth in this Agreement. The Investment Manager hereby accepts such employment and agrees during such period to render the services and to assume the obligations herein set forth, for the compensation herein provided. The Investment Manager shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Fund in any way, or otherwise be deemed an agent of the Fund.

2. The Fund assumes and shall pay all the expenses required for the conduct of its business including, but not limited to, (a) salaries of administrative and clerical personnel; (b) brokerage commissions; (c) taxes and governmental fees;
(d) costs of insurance and fidelity bonds; (e) fees of the transfer agent, custodian, legal counsel and auditors; (f) association fees; (g) costs of preparing, printing and mailing proxy materials, reports and notices to shareholders; (h) costs of preparing, printing and mailing the prospectus and statement of additional information and supplements thereto; (i) payment of dividends and other distributions; (j) costs of stock certificates; (k) costs of Board and shareholders meetings; (l) fees of the independent directors; (m) necessary office space rental; (n) all fees and expenses (including expenses of counsel) relating to the registration and qualification of shares of the Fund under applicable federal and state securities laws and maintaining such registrations and qualifications; and (o) such non-recurring expenses as may arise, including, without limitation, actions, suits or proceedings affecting the Fund and the legal obligation which the Fund may have to indemnify its officers and directors with respect thereto.

3. The Investment Manager may, but shall not be obligated to, pay or provide for the payment of expenses which are primarily intended to result in the sale of the Fund's shares or the servicing and maintenance of shareholder accounts, including, without limitation, payments for: advertising, direct mail and promotional expenses; compensation to and expenses, including overhead and telephone and other communication expenses, of the Investment Manager and its affiliates, the Fund, and selected dealers and their affiliates who engage in or support the distribution of shares or who service shareholder accounts; fulfillment expenses including the costs of printing and distributing prospectuses, statements of additional information, and reports for other than existing shareholders; the costs of preparing, printing and distributing sales literature and advertising materials; and, internal costs incurred by the Investment Manager and its affiliates and allocated to efforts to distribute shares of the Fund such as office rent and equipment, employee salaries, employee bonuses and other overhead expenses. Such payments may be for the Investment Manager's own account or may be made on behalf of the Fund pursuant to a written agreement relating to a plan of distribution adopted pursuant to Rule 12b-1 under the 1940 Act.

4. If requested by the Fund's Board of Directors, the Investment Manager may provide other services to the Fund such as, without limitation, the functions of billing, accounting, certain shareholder communications and services, administering state and Federal registrations, filings and controls and other administrative services. Any services so requested and performed will be for the account of the Fund and the costs of the Investment Manager in rendering such services shall be reimbursed by the Fund, subject to examination by those directors of the Fund who are not interested persons of the Investment Manager or any affiliate thereof.

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

7. As compensation for its services, with respect to the Fund the Investment Manager will be paid by the Fund a fee payable monthly and computed at the annual rate of 1% of the first $200 million of average daily net assets of the Fund, .95% of such net assets over $200 million up to $400 million, .90% of such net assets over $400 million up to $600 million, .85% of such net assets over $600 million up to $800 million, .80% of such net assets over $800 million up to $1 billion, and .75% of such net assets over $1 billion. The aggregate net assets for each day shall be computed by subtracting the liabilities of the Fund from the value of its assets, such amount to be computed as of the calculation of the net asset value per share on each business day.

        8. The Investment Manager shall direct portfolio transactions to broker/dealers for execution on terms and at rates which it believes, in good faith, to be reasonable in view of the overall nature and quality of services provided by a particular broker/dealer, including brokerage and research services and sales of Fund shares and shares of other investment companies or series thereof for which the Investment Manager or an affiliate thereof serves as investment adviser. The Investment Manager may also allocate portfolio transactions to broker/dealers that remit a portion of their commissions as a credit against Fund expenses. With respect to brokerage and research services, the Investment Manager may consider in the selection of broker/dealers brokerage or research provided and payment may be made of a fee higher than that charged by another broker/dealer which does not furnish brokerage or research services or which furnishes brokerage or research services deemed to be of lesser value, so long as the criteria of Section 28(e) of the Securities Exchange Act of 1934, as amended, or other applicable law are met. Although the Investment Manager may direct portfolio transactions without necessarily obtaining the lowest price at which such broker/dealer, or another, may be willing to do business, the Investment Manager shall seek the best value for the Fund on each trade that circumstances in the market place permit, including the value inherent in on-going relationships with quality brokers. To the extent any such brokerage or research services may be deemed to be additional compensation to the Investment Manager from the Fund, it is authorized by this Agreement. The Investment Manager may place Fund brokerage through an affiliate of the Investment Manager, provided that: the Fund not deal with such affiliate in any transaction in which such affiliate acts as principal; the commissions, fees or other remuneration received by such affiliate be reasonable and fair compared to the commissions, fees or other remuneration paid to other brokers in connection with comparable transactions involving similar securities being purchased or sold on a securities exchange during a comparable period of time; and such brokerage be undertaken in compliance with applicable law. The Investment Manager's fees under this Agreement shall not be reduced by reason of any commissions, fees or other remunera tion received by such affiliate from the Fund.

9. The Investment Manager shall waive all or part of its fee or reimburse the Fund monthly if and to the extent the aggregate operating expenses of the Fund exceed the most restrictive limit imposed by any state in which shares of the Fund are qualified for sale or such lesser amount as may be agreed to by the Fund's Board of Directors and the Investment Manager. In calculating the limit of operating expenses, all expenses excludable under state regulation or otherwise shall be excluded. If this Agreement is in effect for less than all of a fiscal year, any such limit will be applied proportionately.

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

11. This Agreement shall become effective upon the date hereinabove written and, unless sooner terminated as provided herein, this Agreement shall continue in effect for two years from the above written date. Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (a) by the Board of Directors of the Fund or by the holders of a majority of the outstanding voting securities of the Fund as defined in the 1940 Act and (b) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party. This Agreement may be terminated without penalty at any time either by vote of the Board of Directors of the Fund or by vote of the holders of a majority of the outstanding voting securities of the Fund on 60 days' written notice to the Investment Manager, or by the Investment Manager on 60 days' written notice to the Fund. This Agreement shall immediately terminate in the event of its assignment.

12. The Investment Manager shall not be liable to the Fund or any shareholder of the Fund for any error of judgment or mistake of law or for any loss suffered by the Fund or the Fund's shareholders in connection with the matters to which this Agreement relates, but nothing herein contained shall be construed to protect the Investment Manager against any liability to the Fund or the Fund's shareholders by reason of willful misfeasance, bad faith, or gross negligence in the performance of its duties or by reason of its reckless disregard of obligations and duties under this Agreement.

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



ROCKWOOD FUND, INC.



By:/s/Thomas B. Winmill



ROCKWOOD ADVISERS, INC.



By:/s/Robert D. Anderson

                             DISTRIBUTION AGREEMENT



        AGREEMENT made as of February 28, 1997, between ROCKWOOD FUND, INC. ("Fund"), a corporation organized and existing under the laws of the State of Maryland, and Investor Service Center, Inc. ("Distributor"), a corporation organized and existing under the laws of the State of Delaware.

        WHEREAS the Fund is registered under the Investment Company Act of 1940, as amended ("1940 Act"), as an open-end management investment company; and

        WHEREAS the Fund desires to retain the Distributor as principal distributor in connection with the offering and sale of the shares of common stock ("Shares") and of such other series as may hereafter be designated ("Series") by the Fund's Board of Directors ("Board"); and

        WHEREAS the Distributor is willing to act as principal distributor for such Shares and for each such Series on the terms and conditions hereinafter set forth;

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

        (b) Upon the later of the date of this Agreement or the initial offering of the Shares to the public by a Series, the Distributor will hold itself available to receive purchase orders, satisfactory to the Distributor for Shares of that Series and will accept such orders on behalf of the Fund as of the time of receipt of such orders and promptly transmit such orders as are accepted to the Fund's transfer agent. Purchase orders shall be deemed effective at the time and in the manner set forth in the Registration Statement.

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

     (e)The Distributor shall not be obligated to sell any certain number of Shares..
        (f) The Distributor shall provide ongoing shareholder services, which include responding to shareholder inquiries, providing shareholders with information on their investments in the Series and any other services now or hereafter deemed to be appropriate subjects for the payments of "service fees" under Rule 2830 of the National Association of Securities Dealers, Inc.'s Conduct Rules (collectively, "service activities").

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

3. Authorization to Enter into Dealer Agreements and to Delegate Duties as Distributor. With respect to any or all Series, the Distributor may enter into a dealer agreement with respect to sales of the Shares or the provision of service activities with any registered and qualified dealer. In a separate contract or as part of any such dealer agreement, the Distributor also may delegate to another registered and qualified dealer ("sub-distributor") any or all of its duties specified in this Agreement, provided that such separate contract or dealer agreement imposes on the sub- distributor bound thereby all applicable duties and conditions to which the Distributor is subject under this Agreement, and further provided that such separate contract meets all requirements of the 1940 Act and rules thereunder.

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

        (e) The Fund shall use its best efforts to qualify and maintain the qualification of an appropriate number of Shares of each Series for sale under the securities laws of such states or other jurisdictions as the Distributor and the Fund may approve, and, if necessary or appropriate in connection therewith, to qualify and maintain the qualification of the Fund as a broker or dealer in such jurisdictions; provided that the Fund shall not be required to amend its Articles of Incorporation or By-Laws to comply with the laws of any jurisdiction, to maintain an office in any jurisdiction, to change the terms of the offering of the Shares in any jurisdiction from the terms set forth in its Registration Statement, to qualify as a foreign corporation in any jurisdiction, or to consent to service of process in any jurisdiction other than with respect to claims arising out of the offering of the Shares. The Distributor shall furnish such information and other material relating to its affairs and activities as may be required by the Fund in connection with such qualifications.

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

8. Expenses of the Distributor. Distributor shall bear all costs and expenses of
(i) preparing, printing and distributing any materials not prepared by the Fund and other materials used by the Distributor in connection with the sale of Shares under this Agreement, including the additional cost of printing copies of prospectuses, statements of additional information, and annual and interim shareholder reports other than copies thereof required for distribution to existing share holders or for filing with any Federal or state securities authorities; (ii) any expenses of advertising incurred by the Distributor in connection with such offering; (iii) the expenses of registration or qualification of the Distributor as a broker or dealer under federal or state laws and the expenses of continuing such registration or qualification; and (iv) all compensation paid to the Distributor's employees and others for selling Shares, and all expenses of the Distributor, its employees and others who engage in or support the sale of Shares as may be incurred in connection with their sales efforts.

9.      Indemnification.

        (a) The Fund agrees to indemnify, defend and hold the Distributor, its officers and directors, and any person who controls the Distributor within the meaning of Section 15 of the 1933 Act, free and harmless from and against any and all claims, demands, liabilities and expenses (including the cost of investigating or defending such claims, demands or liabilities and any counsel fees incurred in connection therewith) which the Distributor, its officers, directors or any such controlling person may incur under the 1933 Act, or under common law or otherwise, arising out of or based upon any alleged untrue statement of a material fact contained in the Registration Statement or arising out of or based upon any alleged omission to state a material fact required to be stated in the Registration Statement or necessary to make the statements therein not misleading, except insofar as such claims, demands, liabilities or expenses arise out of or are based upon any such untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with information furnished in writing by the Distributor to the Fund for use in the Registration Statement; provided, however, that this indemnity agreement shall not inure to the benefit of any person who is also an officer or director of the Fund or who controls the Fund within the meaning of Section 15 of the 1933 Act, unless a court of competent jurisdiction shall determine, or it shall have been determined by controlling precedent, that such result would not be against public policy as expressed in the 1933 Act; and further provided, that in no event shall anything contained herein be so construed as to protect the Distributor against any liability to the Fund or to the shareholders of any Series to which the Distributor would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of its reckless disregard of its obligations under this Agreement. The Fund shall not be liable to the Distributor under this indemnity agreement with respect to any claim made against the Distributor or any person indemnified unless the Distributor or other such person shall have notified the Fund in writing of the claim within a reasonable time after the summons or other first written notification giving information of the nature of the claim shall have been served upon the Distributor or such other person (or after the Distributor or the person shall have received notice of service on any designated agent). However, failure to notify the Fund of any claim shall not relieve the Fund from any liability which it may have to the Distributor or any person against whom such action is brought otherwise than on account of this indemnity agreement. The Fund shall be entitled to participate at its own expense in the defense or, if it so elects, to assume the defense of any suit brought to enforce any claims subject to this indemnity agreement. If the Fund elects to assume the defense of any such claim, the defense shall be conducted by counsel chosen by the Fund and satisfactory to indem nified defendants in the suit whose approval shall not be unreasonably withheld. In the event that the Fund elects to assume the defense of any suit and retain counsel, the indemnified defendants shall bear the fees and expenses of any additional counsel retained by them. If the Fund does not elect to assume the defense of a suit, it will reimburse the indemnified defendants for the reasonable fees and expenses of any counsel retained by the indemnified defendants. The Fund agrees to notify the Distributor promptly of the commencement of any litigation or proceedings against it or any of its officers or directors in connection with the issuance or sale of any of its Shares.

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

        (c) The Distributor agrees to indemnify, defend, and hold the Fund, its officers and directors and any person who controls the Fund within the meaning of Section 15 of the 1933 Act, free and harmless from and against any and all claims, demands, liabilities and expenses (including the cost of investigating or defending against such claims, demands or liabilities and any counsel fees incurred in connection therewith) which the Fund, its directors or officers, or any such controlling person may incur under the 1933 Act or under common law or otherwise arising out of or based upon any alleged untrue statement of a material fact contained in information furnished in writing by the Distributor to the Fund for use in the Registration Statement, arising out of or based upon any alleged omission to state a material fact in connection with such infor mation required to be stated in the Registration Statement necessary to make such information not misleading, or arising out of any agreement between the Distributor and any retail dealer, or arising out of any supplemental sales literature or advertising used by the Distributor in connection with its duties under this Agreement. The Distributor shall be entitled to participate, at its own expense, in the defense or, if it so elects, to assume the defense of any suit brought to enforce the claim, but if the Distributor elects to assume the defense, the defense shall be conducted by counsel chosen by the Distributor and satisfactory to the indemnified defendants whose approval shall not be unreasonably withheld. In the event that the Distributor elects to assume the defense of any suit and retain counsel, the defendants in the suit shall bear the fees and expenses of any additional counsel retained by them. If the Distributor does not elect to assume the defense of any suit, it will reimburse the indemnified defendants in the suit for the reasonable fees and expenses of any counsel retained by them.

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

11.     Duration and Termination.

        (a) This Agreement shall become effective as of the date first written above, provided that, with respect to any Series, this Agreement shall not take effect unless such action has first been approved by vote of a majority of the Board and by vote of a majority of those directors of the Fund who are not interested persons of the Fund, and have no direct or indirect financial interest in the operation of the Plan relating to the Series or in any agreements related thereto (all such directors collectively being referred to herein as the "Independent Directors"), cast in person at a meeting called for the purpose of voting on such action.

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

     14.Notice. Any notice required or permitted to be given by either party to the other shall be deemed sufficient upon receipt in writing at the other party's principal offices.

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


ATTEST:                                       ROCKWOOD FUND, INC.


/s/William J. Maynard                 By: /s/Thomas B. Winmill



ATTEST:                                       INVESTOR SERVICE CENTER, INC.


/s/William J. Maynard                         By: /s/Robert D. Anderson

                              PLAN OF DISTRIBUTION



     WHEREAS ROCKWOOD FUND, INC. (the "Fund") is registered under the Investment Company Act of 1940, as amended ("1940 Act"), as an open-end management investment company, and offers for public sale shares of common stock; and

     WHEREAS the Fund has entered into a Distribution Agreement ("Agreement") with Investor Service Center, Inc. (the "Distributor") pursuant to which the Distributor has agreed to serve as the principal distributor for the Fund;
     NOW, THEREFORE, the Fund hereby adopts this plan of distribution ("Plan") with respect to the Fund in accordance with Rule 12b-1 under the 1940 Act.

1. As Distributor for the Fund, the Distributor may spend such amounts as it deems appropriate on any activities or expenses primarily intended to result in the sale of the Fund's shares or the servicing and maintenance of shareholder accounts, including, but not limited to: advertising, direct mail, and promotional expenses; compensation to the Distributor and its employees; compensation to and expenses, including overhead and telephone and other communication expenses, of the Distributor, the Investment Manager, the Fund, and selected broker/dealers and their affiliates who engage in or support the distribution of shares or who service shareholder accounts; fulfillment expenses, including the costs of printing and distribut ing prospectuses, statements of additional information, and reports for other than existing shareholders; the costs of preparing, printing and distributing sales literature and advertising materials; and internal costs incurred by the Distributor and allocated by the Distributor to its efforts to distribute shares of the Fund or service shareholder accounts such as office rent and equipment, employee salaries, employee bonuses and other overhead expenses.

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

     A. the vote of at least a majority of the outstanding voting securities of the Fund; and

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

6. This Plan may not be amended to increase materially the amount of fees provided for in paragraphs 2A and 2B hereof unless such amendment is approved by a vote of a majority of the outstanding voting securities of the Fund, and no material amendment to this Plan shall be made unless approved by the Board and the Plan Directors in the manner provided for approval of this Plan in paragraph 3B.

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

13. For purposes of this Plan, "distribution activities" shall mean any activities in connection with the Distributor's performance of its services under this Plan or the Agreement that are not deemed "service activities." "Service activities" shall mean activities covered by the definition of "service fee" contained in Rule 2830 of the National Association of Securities Dealers, Inc.'s Conduct Rules.

14.As used in this Plan, the terms: "majority of the outstanding voting securities" and "interested person" shall have the same meaning as those terms have in the 1940 Act.

        IN WITNESS WHEREOF, the Fund has executed this Plan as of the day and year set forth below in the City and State of New York.

DATE: February 28, 1997


ATTEST:                                 ROCKWOOD FUND, INC.


/s/ William J. Maynard                   By:/s/ Thomas B. Winmill

                      SHAREHOLDER ADMINISTRATION AGREEMENT



        AGREEMENT made as of February 28, 1997 between Rockwood Fund, Inc., a Maryland corporation ("Fund"), and Investor Service Center, Inc. ("ISC"), a Delaware corporation.

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

2. Services and Duties of ISC. ISC shall be responsible for the following services relating to shareholders of the Fund ("Shareholders"): (a) assisting the transfer agent in receiving and responding to written and telephone
Shareholder inquiries concerning their accounts; (b) processing Shareholder telephone requests for transfers, purchases, redemptions, changes of address and similar matters; (c) assisting as necessary in proxy solicitation; (d) providing a service center for coordinating, researching and answering general inquiries, as well as those required by legal process, regarding Shareholder account data; and (e) administering and correcting Fund records as authorized by the Board of Directors of the Fund.

3. Reimbursement. For the performance of its obligations hereunder, the Fund will reimburse ISC the actual costs incurred with respect thereto, including, without limitation, the following costs and all other expenses related to the performance of ISC's obligations hereunder: (a) benefits, payroll taxes, and search costs of ISC personnel; (b) telephone; (c) rent; (d) equipment, including telephone PBX, answering machine, call distributor, conversation recording machine and maintenance thereon; (e) blue sky registration and filing for ISC and its registered representatives; (f) travel and meals; (g) mail, postage, and overnight delivery services; (h) allocated E&O and fidelity bond insurance; (i) publications, memberships, and subscriptions; (j) office supplies; (k) printing;
(l) Shareholder service related training courses; and (m) corporate audit and franchise taxes. Such costs and expenses shall be allocated among the Fund and the other investment companies or series thereof for which ISC or any affiliate thereof provides services similar to those provided hereunder based on the relative number of open Shareholder accounts and other factors deemed appropriate by the Board of Directors of the Fund.

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

5.Equipment Failures. In the event of failures beyond ISC's control, ISC shall take reasonable steps to minimize service interruptions but shall have no liability with respect thereto.

6. Responsibility of ISC. ISC shall be under no duty to take any action on behalf of the Fund or any Series except as specifically set forth herein or as may be specifically agreed to by ISC in writing. In the performance of its duties hereunder, ISC shall be obligated to exercise care and diligence, but shall not be liable for any act or omission which does not constitute willful misfeasance, bad faith or gross negligence on the part of ISC or reckless disregard by ISC of its duties under this Agreement. Without limiting the generality of the foregoing or of any other provision of this Agreement, in connection with its duties under this Agreement, ISC shall not be liable for delays or errors occurring by reason of circumstances beyond ISC's control, including acts of civil or military authorities, national emergencies, labor difficulties, fire, mechanical breakdown, flood or catastrophe, acts of God, insurrection, war, riots or failure of the mails, transportation, communication or power supply.

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

9.Amendments. This Agreement or any part thereof may be changed or waived only by an instrument in writing signed by the party against which enforcement of such change or waiver is sought.

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


ATTEST:                                 ROCKWOOD FUND, INC.



/s/William J. Maynard           By: /s/Thomas B. Winmill



ATTEST:                                 INVESTOR SERVICE CENTER, INC.



/s/ William J. Maynard          By:/s/Robert D. Anderson

                         INVESTMENT MANAGEMENT AGREEMENT


        AGREEMENT made on November 8, 1996, by and between BULL & BEAR MUNICIPAL INCOME FUND, INC. a Maryland corporation (the "Fund") and BULL & BEAR ADVISERS, INC., a Delaware corporation (the "Investment Manager").

        WHEREAS the Fund is registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as a closed-end management investment company; and

        WHEREAS the Fund desires to retain the Investment Manager to furnish certain investment advisory and portfolio management services to the Fund, and the Investment Manager desires to furnish such services;

        NOW THEREFORE, in consideration of the mutual promises and agreements herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, it is hereby agreed between the parties hereto as follows:

        1. The Fund hereby employs the Investment Manager to manage the investment and reinvestment of its assets, including the regular furnishing of advice with respect to the Fund's portfolio transactions subject at all times to the control and oversight of the Fund's Board of Directors, for the period and on the terms set forth in this Agreement. The Investment Manager hereby accepts such employment and agrees during such period to render the services and to assume the obligations herein set forth, for the compensation herein provided. The Investment Manager shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Fund in any way, or otherwise be deemed an agent of the Fund.

        2. The Fund  assumes  and shall pay all the  expenses  required  for the conduct of its business including, but not limited to, salaries of administrative and clerical personnel, brokerage commissions, taxes, insurance, fees of the transfer agent, custodian, legal counsel and auditors, association fees, costs of filing, printing and mailing proxies, reports and notices to shareholders, preparing, filing and printing the prospectus and statement of additional information, payment of dividends, costs of stock certificates, costs of shareholders meetings, fees of the independent directors, necessary office space rental, all expenses relating to the registration and qualification of the Fund under applicable Blue Sky laws and reasonable fees and expenses of counsel in connection with such registration and qualification and such non-recurring expenses as may arise, including, without limitation, actions, suits or proceedings affecting the Fund and the legal obligation which the Fund may have to indemnify its officers and directors with respect thereto.

        3. If requested by the Fund's Board of Directors, the Investment Manager may provide other services to the Fund such as, without limitation, the functions of billing, accounting, certain shareholder communications and services, administering state and Federal registrations, filings and controls and other administrative services. Any services so requested and performed will be for the account of the Fund and the costs of the Investment Manager in rendering such services shall be reimbursed by the Fund, subject to examination by those directors of the Fund who are not interested persons of the Investment Manager or any affiliate thereof.

        4. The services of the Investment Manager are not to be deemed exclusive, and the Investment Manager shall be free to render similar services to others in addition to the Fund so long as its services hereunder are not impaired thereby.

        5. The Investment Manager shall create and maintain all necessary books and records in accordance with all applicable laws, rules and regulations, including but not limited to records required by Section 31(a) of the 1940 Act and the rules thereunder, as the same may be amended from time to time, pertaining to the investment management services performed by it hereunder and not otherwise created and maintained by another party pursuant to a written contract with the Fund. Where applicable, such records shall be maintained by the Investment Manager for the periods and in the places required by Rule 31a-2 under the 1940 Act. The books and records pertaining to the Fund which are in the possession of the Investment Manager shall be the property of the Fund. The Fund, or the Fund's authorized representatives, shall have access to such books and records at all times during the Investment Manager's normal business hours. Upon the reasonable request of the Fund, copies of any such books and records shall be provided by the Investment Manager to the Fund or the Fund's authorized representatives.

        6. As compensation for its services provided pursuant to this Agreement, the Fund will pay to the Investment Manager a fee from its assets, such fee to be computed weekly and paid monthly in arrears at the annual rate of 0.60% of the first $500 million and 0.50% over $500 million of the Fund's net assets. If this Agreement becomes effective or terminates before the end of any month, the fee for the period from the effective date to the end of the month or from the beginning of such month to the date of termination, as the case may be, shall be protected according to the proportion which such period bears to the full month in which such effectiveness or termination occurs.

        7. The Investment Manager shall direct portfolio transactions to broker/dealers for execution on terms and at rates which it believes, in good faith, to be reasonable in view of the overall nature and quality of services provided by a particular broker/dealer, including brokerage and research services and sales of shares of the Fund and shares of other funds in the Bull & Bear fund complex. The Investment Manager may also allocate portfolio transactions to broker/dealers that remit a portion of their commissions as a credit against Fund expenses. With respect to brokerage and research services, the Investment Manager may consider in the selection of broker/dealers brokerage or research provided and payment may be made of a fee higher than that charged by another broker/dealer which does not furnish brokerage or research services or which furnishes brokerage or research services deemed to be of lesser value, so long as the criteria of Section 28(e) of the Securities Exchange Act of 1934, as amended, or other applicable law are met. Although the Investment Manager may direct portfolio transactions without necessarily obtaining the lowest price at which such broker/dealer, or another, may be willing to do business, the Investment Manager shall seek the best value for the Fund on each trade that circumstances in the market place permit, including the value inherent in on-going relationships with quality brokers. To the extent any such brokerage or research services may be deemed to be additional compensation to the Investment Manager from the Fund, it is authorized by this Agreement. The Investment Manager may place Fund brokerage through an affiliate of the Investment Manager, provided that: the Fund not deal with such affiliate in any transaction in which such affiliate acts as principal; the commissions, fees or other remuneration received by such affiliate be reasonable and fair compared to the commissions, fees or other remuneration paid to other brokers in connection with comparable transactions involving similar securities being purchased or sold on a securities exchange during a comparable period of time; and such brokerage be undertaken in compliance with applicable law. The Investment Manager's fees under this Agreement shall not be reduced by reason of any commissions, fees or other remunera tion received by such affiliate from the Fund.

        8. The Investment Manager shall waive all or part of its fee or reimburse the Fund monthly if and to the extent the aggregate operating expenses of the Fund exceed the most restrictive limit imposed by any state in which shares of the Fund are qualified for sale. In calculating the limit of operating expenses, all expenses excludable under state regulation or otherwise shall be excluded. If this Agreement is in effect for less than all of a fiscal year, any such limit will be applied proportionately.

        9. Subject to and in accordance with the Articles of Incorporation and By-laws of the Fund and of the Investment Manager, it is understood that directors, officers, agents and shareholders of the Fund are or may be interested in the Fund as directors, officers, shareholders or otherwise, that the Investment Manager is or may be interested in the Fund as a shareholder or otherwise and that the effect and nature of any such interests shall be governed by law and by the provisions, if any, of said Articles of Incorporation or By-laws.

        10. A. This Agreement shall become effective upon the date hereinabove written provided that this Agreement shall not take effect unless it has first been approved (i) by a vote of a majority of Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and (ii) by vote of the holders of a majority of the Fund's outstanding voting securities.

               B. Unless sooner terminated as provided herein, this Agreement shall continue in effect for two years from the above written date. Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (i) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and (ii) by the Board of Directors of the Fund or by the holders of a majority of the outstanding voting securities of the Fund.

               C. This Agreement may be terminated without penalty at any time either by vote of the Board of Directors of the Fund or by vote of the holders of a majority of the outstanding voting securities on 60 days' written notice to the Investment Manager, or by the Investment Manager on 60 days' written notice to the Fund. This Agreement shall immediately terminate in the event of its assignment.

        11. The Investment Manager shall not be liable to the Fund or any shareholder of the Fund for any error of judgment or mistake of law or for any loss suffered by the Fund or the Fund's shareholders in connection with the matters to which this Agreement relates, but nothing herein contained shall be construed to protect the Investment Manager against any liability to the Fund or the Fund's shareholders by reason of willful misfeasance, bad faith, or gross negligence in the performance of its duties or by reason of its reckless disregard of obligations and duties under this Agreement.

        12. As used in this Agreement, the terms "interested person," "assignment," and "majority of the outstanding voting securities" shall have the meanings provided therefor in the 1940 Act, and the rules and regulations thereunder.

        13. This Agreement constitutes the entire agreement between the parties hereto and supersedes any prior agreement with respect to the subject hereof whether oral or written. If any provision of this Agreement shall be held or made invalid by a court or regulatory agency decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby.

        14. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, provided, however, that nothing herein shall be construed in a manner inconsistent with the 1940 Act or any rule or regulation promulgated thereunder.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.



BULL & BEAR MUNICIPAL INCOME FUND, INC.



By: /s/ Robert D. Anderson



BULL & BEAR ADVISERS, INC.



By: /s/ Thomas B. Winmill

                         INVESTMENT MANAGEMENT AGREEMENT



        AGREEMENT made on September 12, 1996, by and between BULL & BEAR U.S. GOVERNMENT SECURITIES FUND, INC. a Maryland corporation (the "Fund") and BULL & BEAR ADVISERS, INC., a Delaware corporation (the "Investment Manager").

        WHEREAS the Fund is registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as a closed-end management investment company; and

        WHEREAS the Fund desires to retain the Investment Manager to furnish certain investment advisory and portfolio management services to the Fund, and the Investment Manager desires to furnish such services;

        NOW THEREFORE, in consideration of the mutual promises and agreements herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, it is hereby agreed between the parties hereto as follows:

        1. The Fund hereby employs the Investment Manager to manage the investment and reinvestment of its assets, including the regular furnishing of advice with respect to the Fund's portfolio transactions subject at all times to the control and oversight of the Fund's Board of Directors, for the period and on the terms set forth in this Agreement. The Investment Manager hereby accepts such employment and agrees during such period to render the services and to assume the obligations herein set forth, for the compensation herein provided. The Investment Manager shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Fund in any way, or otherwise be deemed an agent of the Fund.

        2. The Fund  assumes  and shall pay all the  expenses  required  for the conduct of its business including, but not limited to, salaries of administrative and clerical personnel, brokerage commissions, taxes, insurance, fees of the transfer agent, custodian, legal counsel and auditors, association fees, costs of filing, printing and mailing proxies, reports and notices to shareholders, preparing, filing and printing the prospectus and statement of additional information, payment of dividends, costs of stock certificates, costs of shareholders meetings, fees of the independent directors, necessary office space rental, all expenses relating to the registration and qualification of the Fund under applicable Blue Sky laws and reasonable fees and expenses of counsel in connection with such registration and qualification and such non-recurring expenses as may arise, including, without limitation, actions, suits or proceedings affecting the Fund and the legal obligation which the Fund may have to indemnify its officers and directors with respect thereto.

        3. If requested by the Fund's Board of Directors, the Investment Manager may provide other services to the Fund such as, without limitation, the functions of billing, accounting, certain shareholder communications and services, administering state and Federal registrations, filings and controls and other administrative services. Any services so requested and performed will be for the account of the Fund and the costs of the Investment Manager in rendering such services shall be reimbursed by the Fund, subject to examination by those directors of the Fund who are not interested persons of the Investment Manager or any affiliate thereof.

        4. The services of the Investment Manager are not to be deemed exclusive, and the Investment Manager shall be free to render similar services to others in addition to the Fund so long as its services hereunder are not impaired thereby.

        5. The Investment Manager shall create and maintain all necessary books and records in accordance with all applicable laws, rules and regulations, including but not limited to records required by Section 31(a) of the 1940 Act and the rules thereunder, as the same may be amended from time to time, pertaining to the investment management services performed by it hereunder and not otherwise created and maintained by another party pursuant to a written contract with the Fund. Where applicable, such records shall be maintained by the Investment Manager for the periods and in the places required by Rule 31a-2 under the 1940 Act. The books and records pertaining to the Fund which are in the possession of the Investment Manager shall be the property of the Fund. The Fund, or the Fund's authorized representatives, shall have access to such books and records at all times during the Investment Manager's normal business hours. Upon the reasonable request of the Fund, copies of any such books and records shall be provided by the Investment Manager to the Fund or the Fund's authorized representatives.

        6. As compensation for its services provided pursuant to this Agreement, the Fund will pay to the Investment Manager a fee from its assets, such fee to be computed weekly and paid monthly in arrears at the annual rate of 0.70% of the first $250 million, 0.625% from $250 million to $500 million, and 0.50% over $500 million of the Fund's net assets. If this Agreement becomes effective or terminates before the end of any month, the fee for the period from the effective date to the end of the month or from the beginning of such month to the date of termination, as the case may be, shall be protected according to the proportion which such period bears to the full month in which such effectiveness or termination occurs.

        7. The Investment Manager shall direct portfolio transactions to broker/dealers for execution on terms and at rates which it believes, in good faith, to be reasonable in view of the overall nature and quality of services provided by a particular broker/dealer, including brokerage and research services and sales of shares of the Fund and shares of other funds in the Bull & Bear fund complex. The Investment Manager may also allocate portfolio transactions to broker/dealers that remit a portion of their commissions as a credit against Fund expenses. With respect to brokerage and research services, the Investment Manager may consider in the selection of broker/dealers brokerage or research provided and payment may be made of a fee higher than that charged by another broker/dealer which does not furnish brokerage or research services or which furnishes brokerage or research services deemed to be of lesser value, so long as the criteria of Section 28(e) of the Securities Exchange Act of 1934, as amended, or other applicable law are met. Although the Investment Manager may direct portfolio transactions without necessarily obtaining the lowest price at which such broker/dealer, or another, may be willing to do business, the Investment Manager shall seek the best value for the Fund on each trade that circumstances in the market place permit, including the value inherent in on-going relationships with quality brokers. To the extent any such brokerage or research services may be deemed to be additional compensation to the Investment Manager from the Fund, it is authorized by this Agreement. The Investment Manager may place Fund brokerage through an affiliate of the Investment Manager, provided that: the Fund not deal with such affiliate in any transaction in which such affiliate acts as principal; the commissions, fees or other remuneration received by such affiliate be reasonable and fair compared to the commissions, fees or other remuneration paid to other brokers in connection with comparable transactions involving similar securities being purchased or sold on a securities exchange during a comparable period of time; and such brokerage be undertaken in compliance with applicable law. The Investment Manager's fees under this Agreement shall not be reduced by reason of any commissions, fees or other remunera tion received by such affiliate from the Fund.

        8. The Investment Manager shall waive all or part of its fee or reimburse the Fund monthly if and to the extent the aggregate operating expenses of the Fund exceed the most restrictive limit imposed by any state in which shares of the Fund are qualified for sale. In calculating the limit of operating expenses, all expenses excludable under state regulation or otherwise shall be excluded. If this Agreement is in effect for less than all of a fiscal year, any such limit will be applied proportionately.

        9. Subject to and in accordance with the Articles of Incorporation and By-laws of the Fund and of the Investment Manager, it is understood that directors, officers, agents and shareholders of the Fund are or may be interested in the Fund as directors, officers, shareholders or otherwise, that the Investment Manager is or may be interested in the Fund as a shareholder or otherwise and that the effect and nature of any such interests shall be governed by law and by the provisions, if any, of said Articles of Incorporation or By-laws.

        10. A. This Agreement shall become effective upon the date hereinabove written provided that this Agreement shall not take effect unless it has first been approved (i) by a vote of a majority of Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and (ii) by vote of the holders of a majority of the Fund's outstanding voting securities.

               B. Unless sooner terminated as provided herein, this Agreement shall continue in effect for two years from the above written date. Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (i) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and (ii) by the Board of Directors of the Fund or by the holders of a majority of the outstanding voting securities of the Fund.

               C. This Agreement may be terminated without penalty at any time either by vote of the Board of Directors of the Fund or by vote of the holders of a majority of the outstanding voting securities on 60 days' written notice to the Investment Manager, or by the Investment Manager on 60 days' written notice to the Fund. This Agreement shall immediately terminate in the event of its assignment.

        11. The Investment Manager shall not be liable to the Fund or any shareholder of the Fund for any error of judgment or mistake of law or for any loss suffered by the Fund or the Fund's shareholders in connection with the matters to which this Agreement relates, but nothing herein contained shall be construed to protect the Investment Manager against any liability to the Fund or the Fund's shareholders by reason of willful misfeasance, bad faith, or gross negligence in the performance of its duties or by reason of its reckless disregard of obligations and duties under this Agreement.

        12. As used in this Agreement, the terms "interested person," "assignment," and "majority of the outstanding voting securities" shall have the meanings provided therefor in the 1940 Act, and the rules and regulations thereunder.

        13. This Agreement constitutes the entire agreement between the parties hereto and supersedes any prior agreement with respect to the subject hereof whether oral or written. If any provision of this Agreement shall be held or made invalid by a court or regulatory agency decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby.

        14. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, provided, however, that nothing herein shall be construed in a manner inconsistent with the 1940 Act or any rule or regulation promulgated thereunder.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.



BULL & BEAR U.S. GOVERNMENT SECURITIES FUND, INC.



By: /s/ Robert D. Anderson



BULL & BEAR ADVISERS, INC.



By: /s/ Thomas B. Winmill

                         INVESTMENT MANAGEMENT AGREEMENT



        AGREEMENT made as of the 7th day of February, 1997, by and between BULL & BEAR GLOBAL INCOME FUND, INC. a Maryland corporation ("Fund") and BULL & BEAR ADVISERS, INC., a Delaware corporation ("Investment Manager").

        WHEREAS the Fund is registered under the Investment Company Act of 1940, as amended ("1940 Act"), as a closed-end management investment company; and

        WHEREAS the Fund desires to retain the Investment Manager to furnish certain investment advisory and portfolio management services to the Fund, and the Investment Manager desires to furnish such services;

        NOW THEREFORE, in consideration of the mutual promises and agreements herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, it is hereby agreed between the parties hereto as follows:

1. The Fund hereby employs the Investment Manager to manage the investment and reinvestment of the assets of the Fund thereof, including the regular furnishing of advice with respect to the Fund's portfolio transactions subject at all times to the control and oversight of the Fund's Board of Directors, for the period and on the terms set forth in this Agreement. The Investment Manager hereby accepts such employment and agrees during such period to render the services and to assume the obligations herein set forth, for the compensation herein provided. The Investment Manager shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Fund in any way, or otherwise be deemed an agent of the Fund.

2. The Fund assumes and shall pay all the expenses required for the conduct of its business including, but not limited to, (a) salaries of administrative and clerical personnel; (b) brokerage commissions; (c) taxes and governmental fees;
(d) costs of insurance and fidelity bonds; (e) fees of the transfer agent, custodian, legal counsel and auditors; (f) association fees; (g) costs of preparing, printing and mailing proxy materials, reports and notices to shareholders; (h) costs of preparing, printing and mailing the prospectus and statement of additional information and supplements thereto; (i) payment of dividends and other distributions; (j) costs of stock certificates; (k) costs of Board and shareholders meetings; (l) fees of the independent directors; (m) necessary office space rental; (n) all fees and expenses (including expenses of counsel) relating to the registration and qualification of shares of the Fund under applicable federal and state securities laws and maintaining such registrations and qualifications; and (o) such non-recurring expenses as may arise, including, without limitation, actions, suits or proceedings affecting the Fund and the legal obligation which the Fund may have to indemnify its officers and directors with respect thereto.

3. If requested by the Fund's Board of Directors, the Investment Manager may provide other services to the Fund such as, without limitation, the functions of billing, accounting, certain shareholder communications and services, administering state and Federal registrations, filings and controls and other administrative services. Any services so requested and performed will be for the account of the Fund and the costs of the Investment Manager in rendering such services shall be reimbursed by the Fund, subject to examination by those directors of the Fund who are not interested persons of the Investment Manager or any affiliate thereof.

4. The services of the Investment Manager are not to be deemed exclusive, and the Investment Manager shall be free to render similar services to others in addition to the Fund so long as its services hereunder are not impaired thereby.

5. The Investment Manager shall create and maintain all necessary books and records in accordance with all applicable laws, rules and regulations, including but not limited to records required by Section 31(a) of the 1940 Act and the rules thereunder, as the same may be amended from time to time, pertaining to the investment management services performed by it hereunder and not otherwise created and maintained by another party pursuant to a written contract with the Fund. Where applicable, such records shall be maintained by the Investment Manager for the periods and in the places required by Rule 31a-2 under the 1940 Act. The books and records pertaining to the Fund which are in the possession of the Investment Manager shall be the property of the Fund. The Fund, or the Fund's authorized representatives, shall have access to such books and records at all times during the Investment Manager's normal business hours. Upon the reasonable request of the Fund, copies of any such books and records shall be provided by the Investment Manager to the Fund or the Fund's authorized representatives.

6. As compensation for its services, with respect to the Fund the Investment Manager will be paid by the Fund a fee payable monthly and computed at the annual rate of 1% of the first $200 million of average daily net assets of the Fund, .95% of such net assets over $200 million up to $400 million, .90% of such net assets over $400 million up to $600 million, .85% of such net assets over $600 million up to $800 million, .80% of such net assets over $800 million up to $1 billion, and .75% of such net assets over $1 billion. The aggregate net assets for each day shall be computed by subtracting the liabilities of the Fund from the value of its assets, such amount to be computed as of the calculation of the net asset value per share on each business day.

7. The Investment Manager shall direct portfolio transactions to broker/dealers for execution on terms and at rates which it believes, in good faith, to be reasonable in view of the overall nature and quality of services provided by a particular broker/dealer, including brokerage and research services and sales of Fund shares and shares of other investment companies or series thereof for which the Investment Manager or an affiliate thereof serves as investment adviser. The Investment Manager may also allocate portfolio transactions to broker/dealers that remit a portion of their commissions as a credit against Fund expenses. With respect to brokerage and research services, the Investment Manager may consider in the selection of broker/dealers brokerage or research provided and payment may be made of a fee higher than that charged by another broker/dealer which does not furnish brokerage or research services or which furnishes brokerage or research services deemed to be of lesser value, so long as the criteria of Section 28(e) of the Securities Exchange Act of 1934, as amended, or other applicable law are met. Although the Investment Manager may direct portfolio transactions without necessarily obtaining the lowest price at which such broker/dealer, or another, may be willing to do business, the Investment Manager shall seek the best value for the Fund on each trade that circumstances in the market place permit, including the value inherent in on-going relationships with quality brokers. To the extent any such brokerage or research services may be deemed to be additional compensation to the Investment Manager from the Fund, it is authorized by this Agreement. The Investment Manager may place Fund brokerage through an affiliate of the Investment Manager, provided that: the Fund not deal with such affiliate in any transaction in which such affiliate acts as principal; the commissions, fees or other remuneration received by such affiliate be reasonable and fair compared to the commissions, fees or other remuneration paid to other brokers in connection with comparable transactions involving similar securities being purchased or sold on a securities exchange during a comparable period of time; and such brokerage be undertaken in compliance with applicable law. The Investment Manager's fees under this Agreement shall not be reduced by reason of any commissions, fees or other remuneration received by such affiliate from the Fund.

8. The Investment Manager shall waive all or part of its fee or reimburse the Fund monthly if and to the extent the aggregate operating expenses of the Fund exceed the most restrictive limit imposed by any state in which shares of the Fund are qualified for sale or such lesser amount as may be agreed to by the Fund's Board of Directors and the Investment Manager. In calculating the limit of operating expenses, all expenses excludable under state regulation or otherwise shall be excluded. If this Agreement is in effect for less than all of a fiscal year, any such limit will be applied proportionately.

9. Subject to and in accordance with the Articles of Incorporation and By-laws of the Fund and of the Investment Manager, it is understood that directors, officers, agents and shareholders of the Fund are or may be interested in the Fund as directors, officers, shareholders or otherwise, that the Investment Manager is or may be interested in the Fund as a shareholder or otherwise and that the effect and nature of any such interests shall be governed by law and by the provisions, if any, of said Articles of Incorporation or By-laws.

10. This Agreement shall become effective upon the date hereinabove written and, unless sooner terminated as provided herein, this Agreement shall continue in effect for two years from the above written date. Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (a) by the Board of Directors of the Fund or by the holders of a majority of the outstanding voting securities of the Fund as defined in the 1940 Act and (b) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party. This Agreement may be terminated without penalty at any time either by vote of the Board of Directors of the Fund or by vote of the holders of a majority of the outstanding voting securities of the Fund on 60 days' written notice to the Investment Manager, or by the Investment Manager on 60 days' written notice to the Fund. This Agreement shall immediately terminate in the event of its assignment.

11. The Investment Manager shall not be liable to the Fund or any shareholder of the Fund for any error of judgment or mistake of law or for any loss suffered by the Fund or the Fund's shareholders in connection with the matters to which this Agreement relates, but nothing herein contained shall be construed to protect the Investment Manager against any liability to the Fund or the Fund's shareholders by reason of willful misfeasance, bad faith, or gross negligence in the performance of its duties or by reason of its reckless disregard of obligations and duties under this Agreement.

12. As used in this Agreement, the terms "interested person," "assignment," and "majority of the outstanding voting securities" shall have the meanings provided therefor in the 1940 Act, and the rules and regulations thereunder.

13. This Agreement constitutes the entire agreement between the parties hereto and supersedes any prior agreement with respect to the subject hereof whether oral or written. If any provision of this Agreement shall be held or made invalid by a court or regulatory agency decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby.

14. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, provided, however, that nothing herein shall be construed in a manner inconsistent with the 1940 Act or any rule or regulation promulgated thereunder.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.



BULL & BEAR GLOBAL INCOME FUND, INC.



By: /s/ Robert D. Anderson



BULL & BEAR ADVISERS, INC.



By: /s/ Thomas B. Winmill

                         NON-EXCLUSIVE LICENSE AGREEMENT



        AGREEMENT dated as of January 17, 1997 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR FUNDS I, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

        WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Annex A hereto, as such Annex may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

     WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

        NOW, THEREFORE, the parties hereto agree as follows:

2The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

2The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

2The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

2The license provided for in this Agreement may be terminated in the event the Investment Manager of the Licensee shall not be Bull & Bear Advisers, Inc. or some other corporation controlling, controlled by, or under the common control of the Licensor.

2In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

2The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement. 2The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                                                    BULL & BEAR GROUP, INC.


                                                    By: /s/ Thomas B. Winmill



                                                    BULL & BEAR FUNDS I, INC.


                                                    By: /s/ William J. Maynard

                                                      ANNEX A



1.      Bull & Bear Performance Account

2.      Bull & Bear Performance Plus Account

3.      Performance

4.      Bull & Bear

5.      Performance Driven

6.      Bull & Bear Performance Driven

7.      Bull & Bear Stockfax

2Bull & Bear No-Fee IRA

2Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



        AGREEMENT dated as of January 17, 1997 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR FUNDS II, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

        WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Annex A hereto, as such Annex may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

     WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities, NOW, THEREFORE, the parties hereto agree as follows:

2The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

2The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

2The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

2The license provided for in this Agreement may be terminated in the event the Investment Manager of the Licensee shall not be Bull & Bear Advisers, Inc. or some other corporation controlling, controlled by, or under the common control of the Licensor.

2In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

2The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement. 2The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                                   BULL & BEAR GROUP, INC.


                                   By: /s/ Thomas B. Winmill



                                   BULL & BEAR FUNDS II, INC.


                                   By: /s/ William J. Maynard

                                                      ANNEX A



8.      Bull & Bear Performance Account

9.      Bull & Bear Performance Plus Account

10.     Performance

11.     Bull & Bear

12.     Performance Driven

13.     Bull & Bear Performance Driven

14.     Bull & Bear Stockfax

2Bull & Bear No-Fee IRA

2Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



        AGREEMENT dated as of January 17, 1997 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR GOLD INVESTORS LTD., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

        WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Annex A hereto, as such Annex may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

     WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

        NOW, THEREFORE, the parties hereto agree as follows:

2The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

2The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

2The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

2The license provided for in this Agreement may be terminated in the event the Investment Manager of the Licensee shall not be Bull & Bear Advisers, Inc. or some other corporation controlling, controlled by, or under the common control of the Licensor.

2In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

2The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement. 2The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                                                BULL & BEAR GROUP, INC.


                                                By: /s/ Thomas B. Winmill



                                                BULL & BEAR GOLD INVESTORS LTD.


                                                By: /s/ William J. Maynard

                                                      ANNEX A



15.     Bull & Bear Performance Account

16.     Bull & Bear Performance Plus Account

17.     Performance

18.     Bull & Bear

19.     Performance Driven

20.     Bull & Bear Performance Driven

21.     Bull & Bear Stockfax

2Bull & Bear No-Fee IRA

2Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



        AGREEMENT dated as of January 17, 1997 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR GLOBAL INCOME FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

        WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Annex A hereto, as such Annex may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

     WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

        NOW, THEREFORE, the parties hereto agree as follows:

2The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

2The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

2The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

2The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

2In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

2The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

2The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                                     BULL & BEAR GROUP, INC.


                                     By: /s/ Thomas B. Winmill



                                     BULL & BEAR GLOBAL INCOME FUND, INC.


                                     By: /s/ William J. Maynard

                                                      ANNEX A



22.     Bull & Bear Performance Account

23.     Bull & Bear Performance Plus Account

24.     Performance

25.     Bull & Bear

26.     Performance Driven

27.     Bull & Bear Performance Driven

28.     Bull & Bear Stockfax

2Bull & Bear No-Fee IRA

2Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



        AGREEMENT dated as of January 17, 1997 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and MIDAS FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

        WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Annex A hereto, as such Annex may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

     WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

        NOW, THEREFORE, the parties hereto agree as follows:

2The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

2The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

2The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

2The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

2In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

2The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

2The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                                            BULL & BEAR GROUP, INC.


                                            By: /s/ Thomas B. Winmill



                                            MIDAS FUND, INC.


                                            By: /s/ William J. Maynard

                                                      ANNEX A



29.     Bull & Bear Performance Account

30.     Bull & Bear Performance Plus Account

31.     Performance

32.     Bull & Bear

33.     Performance Driven

34.     Bull & Bear Performance Driven

35.     Bull & Bear Stockfax

2Bull & Bear No-Fee IRA

2Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



        AGREEMENT dated as of January 17, 1997 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR MUNICIPAL INCOME FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

        WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Annex A hereto, as such Annex may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

     WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

        NOW, THEREFORE, the parties hereto agree as follows:

2The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

2The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

2The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

2The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

2In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

2The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

2The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                               BULL & BEAR GROUP, INC.


                               By: /s/ Thomas B. Winmill



                               BULL & BEAR MUNICIPAL INCOME FUND, INC.


                               By: /s/ William J. Maynard

                                                      ANNEX A



36.     Bull & Bear Performance Account

37.     Bull & Bear Performance Plus Account

38.     Performance

39.     Bull & Bear

40.     Performance Driven

41.     Bull & Bear Performance Driven

42.     Bull & Bear Stockfax

2Bull & Bear No-Fee IRA

2Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



        AGREEMENT dated as of January 17, 1997 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and ROCKWOOD FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

        WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Annex A hereto, as such Annex may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

     WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities, NOW, THEREFORE, the parties hereto agree as follows:

2The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

2The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

2The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

2The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

2In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

2The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

2The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                                  BULL & BEAR GROUP, INC.


                                  By: /s/ Thomas B. Winmill



                                  ROCKWOOD FUND, INC.


                                  By: /s/ William J. Maynard

                                                      ANNEX A



43.     Bull & Bear Performance Account

44.     Bull & Bear Performance Plus Account

45.     Performance

46.     Bull & Bear

47.     Performance Driven

48.     Bull & Bear Performance Driven

49.     Bull & Bear Stockfax

2Bull & Bear No-Fee IRA

2Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



        AGREEMENT dated as of January 17, 1997 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR SPECIAL EQUITIES FUND, INC., a Maryland corporation (the "Licensee").

                              W I T N E S S E T H

        WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Annex A hereto, as such Annex may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

     WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

        NOW, THEREFORE, the parties hereto agree as follows:

2The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

2The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

2The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

2The license provided for in this Agreement may be terminated in the event the Investment Manager of the Licensee shall not be Bull & Bear Advisers, Inc. or some other corporation controlling, controlled by, or under the common control of the Licensor.

2In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

2The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement. 2The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                                    BULL & BEAR GROUP, INC.


                                    By: /s/ Thomas B. Winmill



                                    BULL & BEAR SPECIAL EQUITIES FUND, INC.


                                    By: /s/ William J. Maynard

                                                      ANNEX A



50.     Bull & Bear Performance Account

51.     Bull & Bear Performance Plus Account

52.     Performance

53.     Bull & Bear

54.     Performance Driven

55.     Bull & Bear Performance Driven

56.     Bull & Bear Stockfax

2Bull & Bear No-Fee IRA

2Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



        AGREEMENT dated as of January 17, 1997 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR U.S. GOVERNMENT SECURITIES FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

        WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Annex A hereto, as such Annex may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

     WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

        NOW, THEREFORE, the parties hereto agree as follows:

2The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

2The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

2The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

2The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

2In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

2The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

2The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                          BULL & BEAR GROUP, INC.


                          By: /s/ Thomas B. Winmill



                          BULL & BEAR U.S. GOVERNMENT SECURITIES FUND, INC.


                          By: /s/ William J. Maynard

                                                      ANNEX A



57.     Bull & Bear Performance Account

58.     Bull & Bear Performance Plus Account

59.     Performance

60.     Bull & Bear

61.     Performance Driven

62.     Bull & Bear Performance Driven

63.     Bull & Bear Stockfax

2Bull & Bear No-Fee IRA

2Performance Plus

       EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS



                                              1996                      1995                       1994
                                   ---------------------------------------------------------------------------
                                                  FULLY                      FULLY                      FULLY
                                   PRIMARY       DILUTED       PRIMARY      DILUTED      PRIMARY       DILUTED
Weighted average
   common shares
   outstanding                    1,369,402      1,369,402     1,499,516     1,499,516     1,523,152      1,523,152

Weighted average common
shares issuable upon
exercise of stock
options under the
treasury stock method                93,877         99,952        50,299        52,048        87,291         87,506

Weighted average
   common shares
   issuable upon
   exercise of
   warrants under
   the treasury
   stock method                                                     -             -             -              -

Weighted average
   common shares
   and common
   share equivalents
   utilized for
   earnings per
   share computation              1,463,279      1,469,354     1,549,815     1,551,564     1,610,443      1,610,658




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

Rockwood Advisers, Inc.
   a Delaware Corporation