Form 10-Q
period 1997-03-31
BULL & BEAR GROUP INC
filed 1997-05-15
CIK 52234

As filed with the Securities and Exchange Commission on MAY 15, 1997



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1997
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From _____________ to ____________

For Quarter Ended MARCH 31, 1997                 Commission File Number  0-9667

                            BULL & BEAR GROUP, INC.
                 (Exact name of registrant as specified in its charter)



                    DELAWARE                                13-1897916
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


        11 HANOVER SQUARE, NEW YORK, NEW YORK                   10005
         (Address of principal executive offices)             (Zip Code)



                                  212-785-0900
                (Company's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1997, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,350,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                                     INDEX

                                                                          Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
        - (Unaudited) March 31, 1997 and December 31, 1996                   3

Consolidated Statements of Income (Loss)
        - (Unaudited) Three Months Ended March 31, 1997 and March 31, 1996   4

Consolidated Statements of Changes in Shareholders' Equity
        - (Unaudited) Three Months Ended March 31, 1997 and March 31, 1996   5

Consolidated Statements of Cash Flows
        - (Unaudited) Three Months Ended March 31, 1997 and March 31, 1996   6

Notes to Consolidated Financial Statements (Unaudited)                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         14



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders During
           First Quarter of the Year Ended December 31, 1997                15

Management's Representation and Signatures                                  16



                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                March 31,             December 31,
                                                                                  1997                     1996
                                                    ASSETS
Current Assets:
  Cash and cash equivalents                                                      $   838,466           $   747,444
  Marketable securities (Note 3)                                                   1,153,633             1,176,547
  Management, distribution and shareholder
   administration fees receivable                                                    254,065               207,944
  Interest, dividends and other receivables                                          223,933               204,684
  Prepaid expenses and other assets                                                  275,314               289,712
                                                                                 -----------           -----------
      Total Current Assets                                                         2,745,411             2,626,331
                                                                                  ----------           -----------
Real estate held for investment, net                                                 453,783               438,187
Furniture and fixtures, net                                                          232,135               237,851
Excess of cost over net book value of
   subsidiaries, net (note 2)                                                        756,289               765,665

Other                                                                                218,850               205,076
                                                                                 -----------          ------------
                                                                                   1,661,057             1,646,779
                                                                                 -----------          ------------

      Total Assets                                                                $4,406,468           $ 4,273,110
                                                                                  ==========           ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                              $   183,381           $   134,544
   Accrued professional fees                                                         105,973                81,285
   Accrued payroll and other related costs                                            15,787                53,012
   Accrued expenses                                                                   49,209                40,388
   Current portion of capitalized lease obligation                                    12,282                12,282
   Other current liabilities                                                          11,620                11,620
                                                                                ------------           -----------
      Total Current Liabilities                                                      378,252               333,131
                                                                                  ----------           -----------
Capitalized lease obligation (Note 4)                                                 17,841                22,093
                                                                                 -----------           -----------
Contingencies(Note 11)                                                                     -                     -
 Shareholders' Equity: (Notes 3, 5, 6 and 7)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,350,017 shares
      issued and outstanding                                                          13,501                13,501
   Class B, 20,000 shares authorized;
         20,000 shares issued and outstanding                                            200                   200
   Additional paid-in capital                                                      6,236,077             6,236,077
   Retained earnings (deficit)                                                     (2,346,823)           (2,462,478)
   Unrealized gains on marketable securities                                         107,420               130,586
                                                                                 ------------         ------------
         Total Shareholders' Equity                                                4,010,375             3,917,886
                                                                                  ----------           -----------

      Total Liabilities and Shareholders' Equity                                  $4,406,468           $ 4,273,110
                                                                                  ==========           ===========
See accompanying notes to consolidated financial statements.

                                                             3


                             BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                              Three Months Ended March 31,
                                                                        1997              1996
Revenues:
  Management, distribution and service fees                      $ 1,235,306         $ 914,012
  Brokerage fees and commissions                                     652,526           571,919
  Dividends, interest and other                                       24,059            40,538
                                                                  ----------        ----------
                                                                   1,911,891         1,526,469

Expenses:
  General and administrative                                         863,672           943,301
  Marketing                                                          281,112           531,175
  Expense reimbursements to the Funds (Note 10)                      267,308            49,107
  Clearing and brokerage charges                                     152,228           178,610
  Subadvisory fees                                                   115,790            89,907
  Professional fees                                                   67,928           111,270
  Amortization and depreciation                                       31,555            36,873
                                                                  ----------        ----------
                                                                   1,779,593         1,940,243


Income (loss) before income taxes                                    132,298         (413,774)
Income taxes (note 9)                                                 16,643             4,500
                                                                 -----------       -----------
Net income (loss)                                                 $  115,655        $(418,274)
                                                                  ==========        ==========


Per share data:
  Primary and fully diluted
    Net income (loss)                                                $   .08           $ (.30)
                                                                     =======           =======

Average shares outstanding:
   Primary                                                         1,467,624         1,417,324
                                                                   =========         =========
   Fully Diluted                                                   1,474,292         1,417,324
                                                                   =========         =========







  See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                                                              Unrealized
                                                                                                Retained      Gains on        Total
                                       Class A  Class B  Class A   Class B     Additional       Earnings    Marketable Shareholders'
                                       Common   Common   Common    Common    Paid-in-Capital   (Deficit)     Securities     Equity
                                       ------   ------   ------    ------      ----------     -------------  -----------   ---------


 Three Months Ended March 31, 1996

   Balance, January 1, 1996           1,348,017   20,000  $13,481      $200   $6,232,347      $(2,141,953)     $ 66,020   $4,170,095


   Net loss                                  --       --       --        --        --         (418,274)           --      (418,274)

   Change in unrealized gains on
   marketable securities                     --       --       --        --        --                --      (5,717)        (5,71


                                     ----------  ------- --------     ---------------       -----------     --------     ----------

   Balance, March 31, 1996            1,348,017   20,000  $13,481      $200 $6,232,347       (2,560,227)      $60,303     $3,746,104
                                      =========   ======  =======      ==== ==========       ===========      =======     ==========


 Three Months Ended March 31, 1997

   Balance, January 1, 1997           1,350,017   20,000  $13,501      $200 $6,236,077       (2,462,478)     $130,586     $3,917,886


   Net income                                --       --       --        --        --           115,655           --        115,655

   Change in unrealized gains on
    marketable securities                    --       --       --        --        --                 --     (23,166)       (23,166)
                                       ---------   ------  --------     ---------------       ------------    ---------   ---------

    Balance, March 31, 1997            1,350,017   20,000  $13,501     $200 $6,236,077       $(2,346,823)     $107,420   $4,010,375
                                       =========   ======  =======      === ==========       ============     ========   ==========



                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                      1997                    1996
                                                                  ------------             -------
Cash Flows from Operating Activities:
Net income (loss)                                                 $ 115,655                   $(418,274)
                                                                  ---------                   ----------
Adjustments to reconcile net income (loss) to net cash
provided by Operating Activities:
Depreciation and amortization                                        31,555                       36,873
Other                                                                  (204)                        9,011
  (Increase) decrease in:
 Management, distribution and service fees receivable                (46,121)                     (57,167)
 Interest, dividends and other receivables                           (19,249)                     (27,118)
 Prepaid expenses and other assets                                    14,398                        9,118
 Cash value of life insurance                                         (8,000)                      (7,500)
 Other                                                                (5,774)                     (14,998)
 Increase (decrease) in:
      Accounts payable                                                48,837                    (322,052)
      Accrued professional fees                                       24,688                            -
      Accrued payroll and other related costs                       (37,225)                            -
      Accrued other expenses                                           8,821                      123,768
      Other                                                                -                       33,393
                                                                ---------------                 ------------
  Total adjustments                                                    11,726                    (216,672)
                                                                   ------------                 ------------
  Net cash provided by (used in) Operating Activities                 127,381                    (634,946)
                                                                    -----------                 ------------

  Cash Flows from Investing Activities:
  Purchases of investments                                                 -                     (10,585)
  Capital expenditures                                               (32,107)                    (61,600)
                                                                   ------------                  ------------
  Net cash used in Investing Activities                              (32,107)                     (72,185)
                                                                   ------------                      --------

  Cash Flows from Financing Activities:
   Capitalized lease obligations                                      (4,252)                            -
                                                                 --------------               --------------
  Net cash used in Financing Activities                               (4,252)                            -
                                                                 --------------               --------------

  Net increase (decrease) in cash and cash equivalents                91,022                    (707,131)

  Cash and cash equivalents:
  At beginning of period                                             747,444                    1,467,674
                                                                   -----------                   ----------
  At end of period                                               $   838,466                  $   760,543
                                                                   ===========                  ===========





  Supplemental                      disclosure:  The  Company  did  not  pay any
                                    Federal income taxes during the three months ended March 31, 1997 or 1996.

                                    The Company paid $309 and $132 in interest during the three months ended March 31, 1997 and March 31, 1996, respectively.


  See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

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

         CASH AND CASH EQUIVALENTS
            Investments in money market funds are considered to be cash equivalents. At March 31, 1997 and December 31, 1996, the Company and subsidiaries had invested approximately $651,236 and $657,500, respectively, in an affiliated money market fund.

         MARKETABLE SECURITIES
            The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available- for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiaries are valued at market with unrealized gains and losses included in earnings.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

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

         RECLASSIFICATIONS

            Certain reclassifications of the 1996 financial statements have been made to conform to the 1997 presentation.

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At March 31, 1997 and December 31, 1996, accumulated depreciation amounted to $31,398 and $27,400, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At March 31, 1997 and December 31, 1996, accumulated depreciation amounted to $765,528 and $749,300, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over fifteen and forty years using the straight-line method. At March 31, 1997 and December 31, 1996, accumulated amortization amounted to $594,523 and $585,100, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

         EARNINGS PER SHARE
            Primary and fully diluted earnings per share for the three months ended March 31, 1997 and March 31, 1996 is determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.

  2.  ACQUISITION

      During the year ended December 31, 1996, the Company acquired the management of Rockwood Fund for approximately $31,300. This purchase was capitalized as part of excess of cost over net book value and is being amortized over 15 years using the straight-line method.



                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

  3.  MARKETABLE SECURITIES

      At March 31, 1997, marketable securities consisted of:
                                                                                          Market Value
         Broker/dealer securities - at market
            U.S. Treasury Notes due 5/15/97 to 6/30/99 (cost $955,764)                     $   958,500
                                                                                           -----------

         Other companies
            Available-for-sale securities - at market
               Equity securities                                                               150,917
               Unaffiliated mutual funds                                                        38,486
               Affiliated mutual funds                                                           5,730
                                                                                            ----------
                  Total available-for-sale securities (cost-$87,713)                           195,133
                                                                                             ---------
                                                                                            $1,153,633

      At December 31, 1996, marketable securities consisted of:
         Broker/dealer securities - at market
            U.S. Treasury Notes due 5/15/97 to 6/30/99 (cost $956,925)                     $   961,000
                                                                                           -----------

         Other companies
            Available-for-sale securities - at market
               Equity securities                                                               170,634
               Unaffiliated mutual funds                                                        37,251
               Affiliated mutual funds                                                           7,662
                                                                                            ----------
                  Total available-for-sale securities (cost-$84,961)                           215,547
                                                                                             ---------

                                                                                            $1,176,547



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

      The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $45,457 at December 31, 1996. Depreciation expense of $17,386 has been recognized on this property as of March 31, 1997. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

Year Ending December 31,
   1997                                                               $  13,201
   1998                                                                  15,173
   1999                                                                   7,586
                                                                    -----------
   Total minimum lease payments                                          35,960
   Less amount representing interest and executory costs                  1,585
                                                                     ----------
   Present value of minimum lease payments                            $  34,375
                                                                      =========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

  5.  SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of March 31, 1997 and December 31, 1996, none of the Preferred Stock was issued.

  6.  NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At March 31, 1997, these subsidiaries had net capital of approximately $668,700 and $643,500; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $418,700 and $618,500; and the ratios of aggregate indebtedness to net capital were approximately .23 to 1 and .40 to 1, respectively.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

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
                                                    Three Months Ended March 31,
                                                          1997             1996
      Net income(loss):                  As reported    $115,655      $(418,274)
                                        Proforma        $ 71,092      $(440,985)
      Earnings per share
           Primary and fully diluted:   As reported     $.08              $(.30)
                                        Proforma        $.05              $(.31)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: expected volatility of 86.80 and 94.04%, risk-free interest rate of 6.59% and 5.3% and expected life of five years.

      A summary of the status of the Company's stock option plans as of March 31, 1997 and December 31, 1996, and changes during the periods ending on those dates is presented below:

                                               NUMBER     WEIGHTED AVERAGE
                                                OF                 EXERCISE
   STOCK OPTIONS                              SHARES                PRICE

   OUTSTANDING AT DECEMBER 31, 1995                49,000         $1.76
      Granted                                     229,000         $1.95
      Exercised                                     (2,000)       $1.88
      Canceled                                     (27,000)       $1.91
                                                -----------
   OUTSTANDING AT DECEMBER 31, 1996               249,000         $1.92
                                               ===========

      Granted                                      27,000         $3.00
                                               -----------
   OUTSTANDING AT MARCH 31, 1997                  276,000         $2.03
                                                 =========


There were no options exercisable at March 31, 1997 and December 31, 1996. The weighted-average fair value of options granted were $2.16 for the three months ended March 31, 1997 and $1.42 for the year ended December 31, 1996

The following table summarizes information about stock options outstanding at March 31, 1997:
                                Options Outstanding
                       Number        Weighted-Average
 Range of            Outstanding            Remaining         Weighted-Average
 Exercise Prices     At 3/31/97         Contractual Life       Exercise Price
-----------------  ---------------     -----------------      ---------------
$1.50 - $1.625          20,000                   3.0 years           $1.54
$1.875 - $2.0625       219,000                   3.9 years           $1.92
$2.75 - $3.00           27,000                   4.7 years           $2.92

      In addition, there were 20,000 non-qualified stock options with an exercise price of $1.75 outstanding as of March 31, 1997, none of which were exercisable.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

  8.  PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 1997 and March 31, 1996 were $12,655 and $12,175, respectively.

  9.  INCOME TAXES

      The provision for income taxes charged to operations for the three months ended March 31, 1997 and 1996 was as follows:


                                         1997                    1996
                                         ----                    ----
  Current
    State and local                    $16,643                  $4,500
    Federal                                 --                      --
                                      --------               ---------
                                       $16,643                  $4,500
                                      =======                  ======

 Deferred tax assets (liabilities) are comprised of the following at March 31, 1997 and December 31, 1996:


                                                    1997              1996
                                                    ----              ----
   Unrealized loss (gain) on investments         $ (37,000)        $ (45,800)
   Net operating loss carryforwards                464,000           509,500
                                                  --------          --------
      Total deferred tax assets                    427,000           463,700
   Deferred tax asset valuation allowance         (427,000)         (463,700)
                                                  --------          --------
      Net deferred tax assets                  $         -       $         -
                                               ===========       ===========

    The change in the valuation allowance for the three months ended March 31, 1997 was due to the decrease in net operating losses at the end of the period and the decrease in the unrealized gain on investments.

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

10.   RELATED PARTIES

      All management and distribution fees are from providing services to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administration fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $73,459 and $52,593 for the three months ended March 31, 1997, and 1996, respectively.

      In connection with management services, the Company's investment managers, Bull & Bear Advisers, Inc., Midas Management Corporation and Rockwood Advisers, Inc. waived or reimbursed management fees to the Funds in the amount of $267,308 and $49,107 for the three months ended March 31, 1997 and 1996, respectively. Certain officers of the Company also serve as officers and/or directors of the Funds.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

      Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 1997, the policy had a cash surrender value of approximately $84,700 and is included in other assets in the balance sheet.

      The Company's discount brokerage subsidiary received brokerage commissions of approximately $97,167 and $34,148 from the Funds for the three months ended March 31, 1997 and 1996, respectively.

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

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of March 31, 1997, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996

      Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the fixed income Funds, which generally have lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 10 of the financial statements. In addition, volatile stock markets could have a significant effect on the brokerage commissions earned by BBSI by affecting the number of transactions processed.

      Total revenues increased $385,422 or 25% which was primarily due to an increase in management, distribution and shareholder administration fees of $321,294 or 35% because of a higher level of net assets under management, and due to an increase in brokerage fees and commissions of $80,607 or 14% because of an increased level of discount brokerage customer transactions processed. Net assets under management were approximately $237.4 million at December 31, 1995, $317.6 million at March 31, 1996, $393.2 million at June 30, 1996, $432.1 million at September 30, 1996, $400.9 million at December 31, 1996, and $359 million at March 31, 1997. Discount brokerage customers' equity increased to $200 million or 27%. Dividends, interest and other income decreased $16,479 due to lower earnings on the Company's short term investments.

      Total expenses decreased $160,650 or 8% primarily as a result of a decrease in marketing expenses of $250,063 or 47%. General and administrative expenses decreased $79,629 or 8% primarily because of lower compensation costs. Expense reimbursements to the Funds increased $218,201 or 444% which is primarily due to an increase in the expense reimbursement to the Midas Fund. Clearing and brokerage charges decreased $26,382 or 15% due to the savings from a new clearing agreement signed in July of 1996. Subadvisory fees increased $25,883 because of the growth in assets of the Midas Fund. Professional fees decreased $43,342 or 39% due to lower litigation costs relating to the Maxus lawsuit. Net income for the period was $115,655 or $.08 per share as compared to a net loss of $418,274 or $.30 per share for 1996.


Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                  March 31, 1997              December 31, 1996
                                  --------------              -----------------
      Working Capital                 $2,367,159                     $2,293,200
      Total Assets                    $4,406,468                     $4,273,110
      Long Term Debt                     $17,841                        $22,093
      Shareholders' Equity            $4,010,375                     $3,917,886


      Working capital, total assets and shareholders' equity increased $73,959, $133,358 and $92,489, respectively for the three months ended March 31, 1997 primarily as a result of the net income for the period.

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

PART II. OTHER INFORMATION

ITEMS 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FIRST QUARTER OF THE YEAR ENDED DECEMBER 31, 1997

     At the annual meeting of Class B shareholder held March 4, 1997, the following matters were unanimously approved: the selection of Tait, Weller & Baker as the independent accountants of the Company and the election of Robert
D. Anderson, Bassett S. Winmill, Charles A. Carroll, Mark C. Winmill, Edward G. Webb, Jr. and Thomas B. Winmill as directors of the Company.

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

                                                         BULL & BEAR GROUP, INC.


Dated: May 15, 1997                    By:/s/ Joseph Leung
                                          ----------------

                                           Joseph Leung
                                           Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: May 15, 1997                        /s/ Bassett S. Winmill
                                           ----------------------
                                           Bassett S. Winmill
                                           Chairman of the Board,
                                           Director


Dated: May 15, 1997                        /s/ Robert D. Anderson
                                           ----------------------

                                           Robert D. Anderson
                                           Vice Chairman, Director


Dated: May 15, 1997                        /s/ Mark C. Winmill
                                           -------------------

                                           Mark C. Winmill
                                           Co-President,
                                           Chief Financial Officer, Director


Dated: May 15, 1997                        /s/ Thomas B. Winmill
                                           ---------------------

                                           Thomas B. Winmill, Esq.
                                           Co-President,
                                           General Counsel, Director


Dated: May 15, 1997                        /s/
                                           Charles A. Carroll, Director


Dated: May 15, 1997                        /s/

                                           Edward G. Webb, Jr., Director
                                                        16