Form 10-Q
period 1997-06-30
BULL & BEAR GROUP INC
filed 1997-08-14
CIK 52234

As filed with the Securities and Exchange Commission on August 14, 1997

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     (Mark One)

        |X|   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

        |_|   Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________

For Quarter Ended June 30, 1997                   Commission File Number  0-9667

                             BULL & BEAR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-1897916
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


 11 Hanover Square, New York, New York                             10005
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1997, were as follows:

  Class A Common Stock non-voting, par value $.01 per share - 1,350,017 shares
      Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated Balance Sheets
          - (Unaudited) June 30, 1997 and December 31, 1996                 3

   Consolidated Statements of Income (Loss)
          - (Unaudited) Three and Six Months Ended June 30, 1997 and
              June 30, 1996                                                 4

   Consolidated Statements of Changes in Shareholders' Equity
          - (Unaudited) Six Months Ended June 30, 1997 and June 30, 1996    5

   Consolidated Statements of Cash Flows
          - (Unaudited) Six Months Ended June 30, 1997 and June 30, 1996    6

   Notes to Consolidated Financial Statements (Unaudited)                   7

   Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        14

PART II. OTHER INFORMATION

   Management's Representation and Signatures                               17

                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         June 30,     December 31,
                                                           1997          1996
                                                        -----------   -----------
                         ASSETS
Current Assets:
  Cash and cash equivalents                             $ 1,354,710   $   747,444
  Marketable securities (Note 3)                            850,437     1,176,547
  Management, distribution and service fees receivable      225,117       207,944
  Interest, dividends and other receivables                 214,776       204,684
  Prepaid expenses and other assets                         207,964       289,712
                                                        -----------   -----------
      Total Current Assets                                2,853,004     2,626,331
                                                        -----------   -----------
Real estate held for investment, net                        513,873       438,187
Furniture and fixtures, net                                 217,736       237,851
Excess of cost over net book value of
   subsidiaries, net (Note 2)                               746,717       765,665
Other                                                       226,850       205,076
                                                        -----------   -----------
                                                          1,705,176     1,646,779
                                                        -----------   -----------

      Total Assets                                      $ 4,558,180   $ 4,273,110
                                                        ===========   ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                     $   206,934   $   134,544
   Accrued professional fees                                132,610        81,285
   Accrued subadvisory fees                                  32,418        53,012
   Accrued payroll and other related costs                   38,175        40,388
   Current portion of capitalized lease obligation           12,282        12,282
Other                                                        30,996        11,620
                                                        -----------   -----------
      Total Current Liabilities                             453,415       333,131
                                                        -----------   -----------
Capitalized lease obligation (Note 4)                        16,013        22,093
 Shareholders' Equity: (Notes 3, 5, 6 and 7)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
     1,350,017 shares in 1997 and 1996
     issued and outstanding                                  13,501        13,501
   Class B, 20,000 shares authorized;
     20,000 shares issued and outstanding                       200           200
   Additional paid-in capital                             6,236,077     6,236,077
   Retained earnings (deficit)                           (2,183,236)   (2,462,478)
   Unrealized gains on marketable securities (Note 1)        22,210       130,586
                                                        -----------   -----------
         Total Shareholders' Equity                       4,088,752     3,917,886
                                                        -----------   -----------

      Total Liabilities and Shareholders' Equity        $ 4,558,180   $ 4,273,110
                                                        ===========   ===========

See accompanying notes to consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                        1997            1996              1997            1996
                                                     ----------      -----------       ----------      -----------
Revenues:
  Management, distribution and service fees          $1,083,096      $ 1,307,685       $2,318,402      $ 2,221,697

  Brokerage fees and commissions                        563,997          723,800        1,216,523        1,295,719

  Realized gains from investments                        86,458                0           86,458                0
  Dividends, interest and other                          32,444           23,273           56,503           63,811
                                                     ----------      -----------       ----------      -----------
                                                      1,765,995        2,054,758        3,677,886        3,581,227
                                                     ----------      -----------       ----------      -----------

Expenses:
  General and administrative                            802,276          952,807        1,665,948        1,896,108
  Marketing                                             231,071          642,229          512,183        1,173,404
  Expense reimbursements to the Funds (note 10)         194,761           58,773          462,069          107,880
  Clearing and brokerage charges                        151,454          209,038          303,682          387,648
  Professional fees                                      95,470          119,670          163,398          230,940
  Subadvisory fees                                       93,453          223,717          209,243          313,624
  Amortization and depreciation                          32,272           38,983           63,827           75,856
                                                     ----------      -----------       ----------      -----------
                                                      1,600,757        2,245,217        3,380,350        4,185,460
                                                     ----------      -----------       ----------      -----------


Income (loss) before income taxes                       165,238         (190,459)         297,536         (604,233)
Income taxes (note 8)                                     1,651            9,251           18,294           13,751
                                                     ----------      -----------       ----------      -----------
Net income (loss)                                    $  163,587      $  (199,710)      $  279,242      $  (617,984)
                                                     ==========      ===========       ==========      ===========

Per share data:
  Primary and fully diluted
   Net income (loss)                                 $      .11      $      (.13)      $       19      $      (.42)
                                                     ==========      ===========       ==========      ===========

Average shares outstanding:
  Primary                                             1,478,844        1,516,520        1,470,308        1,460,665
                                                     ==========      ===========       ==========      ===========
  Fully diluted                                       1,484,402        1,516,520        1,474,119        1,460,665
                                                     ==========      ===========       ==========      ===========

See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                                         Unrealized
                                                                                             Retained      Gains on      Total
                                      Class A   Class B  Class A  Class B     Additional     Earnings     Marketable  Shareholders'
                                      Common    Common   Common   Common   Paid-in-Capital   (Deficit)    Securities    Equity
                                      ------    ------   ------   ------   ---------------   ---------    ----------    ------
Six Months Ended June 30, 1996

  Balance, January 1, 1996           1,348,017  20,000   $13,481   $200       $6,232,347    $(2,141,953)  $  66,020   $ 4,170,095

  Proceeds from issuance of Class A
   Common Stock, par value $.01          2,000      --        20     --            3,730             --          --         3,750

  Net loss                                  --      --        --     --               --       (617,984)         --      (617,984)

  Change in unrealized gains on
      marketable securities                 --      --        --     --               --             --      39,013        39,013
                                     ---------  ------   -------   ----       ----------    -----------   ---------   -----------

  Balance, June 30, 1996             1,350,017  20,000   $13,501   $200       $6,236,077    $(2,759,937)  $ 105,033   $ 3,594,874
                                     =========  ======   =======   ====       ==========    ===========   =========   ===========


Six Months Ended June 30, 1997

  Balance, January 1, 1997           1,350,017  20,000   $13,501   $200       $6,236,077    $(2,462,478)  $ 130,586   $ 3,917,886

  Net income                                --      --        --     --               --        279,242          --       279,242

  Change in unrealized gains on
     marketable securities                  --      --        --     --               --             --    (108,376)     (108,376)
                                     ---------  ------   -------   ----       ----------    -----------   ---------   -----------

  Balance, June 30, 1997             1,350,017  20,000   $13,501   $200       $6,236,077    $(2,183,236)  $  22,210   $ 4,088,752
                                     =========  ======   =======   ====       ==========    ===========   =========   ===========

        See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                                    1997            1996
                                                                 -----------     -----------
Cash Flows from Operating Activities:
  Net income (loss)                                              $   279,242     $  (617,984)
                                                                 -----------     -----------
  Adjustments to reconcile net income to net cash provided by
  Operating Activities:
   Depreciation and amortization                                      63,827          75,856
   Increase in cash value of life insurance                          (16,000)        (15,000)
   Realized (gain) on investments                                    (86,458)             --
   Other                                                              (6,839)          4,857
  (Increase) decrease in:
     Management, distribution and service fees receivable            (17,173)       (138,965)
     Interest, dividends and other receivables                       (10,092)        (11,890)
     Prepaid expenses and other assets                                81,748         104,730
     Other                                                            (5,774)             --
   Increase (decrease) in:
     Accounts payable                                                 72,390        (316,940)
     Accrued professional fees                                        51,325         (21,513)
     Accrued subadvisory fees                                         (7,970)        207,885
     Accrued compensation and benefits                               (14,837)        (32,008)
     Other                                                            19,376          19,130
                                                                 -----------     -----------
  Total adjustments                                                  123,523        (124,128)
                                                                 -----------     -----------
   Net cash provided by (used in) Operating Activities               402,765        (742,112)
                                                                 -----------     -----------

Cash Flows from Investing Activities:
  Proceeds from sales of investments                                 347,129              --
  Purchases of investments                                           (36,051)        (19,624)
  Purchases of equipment                                             (16,349)             --
  Capital expenditures                                               (84,148)       (125,199)
                                                                 -----------     -----------
   Net cash provided by (used in) Investing Activities               210,581        (144,823)
                                                                 -----------     -----------

Cash Flows from Financing Activities:
  Capitalized lease obligation payments                               (6,080)             --
  Proceeds from issuance of Class A Common Stock                          --           3,750
    Net cash provided by (used in) Financing Activities               (6,080)          3,750
                                                                 -----------     -----------

  Net increase (decrease) in cash and cash equivalents               607,266        (883,185)

Cash and cash equivalents:
  At beginning of period                                             747,444       1,467,674
                                                                 -----------     -----------
  At end of period                                               $ 1,354,710     $   584,489
                                                                 ===========     ===========





Supplemental disclosure: The Company did not pay any Federal income taxes during the six months ended June 30, 1997 and 1996.

                         The Company paid approximately $600 and $250 in interest during the six months ended June 30, 1997 and 1996, respectively.

See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (Unaudited)

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

        CASH AND CASH EQUIVALENTS

          Investments in money market funds are considered to be cash equivalents. At June 30, 1997 and December 31, 1996, the Company and subsidiaries had invested approximately $1,208,300 and $657,500, respectively, in an affiliated money market fund.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (Unaudited)

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

        REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT

          Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At June 30, 1997 and December 31, 1996, accumulated depreciation amounted to $35,862 and $27,400, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At June 30, 1997 and December 31, 1996, accumulated depreciation amounted to $785,764 and $749,300, respectively.

        EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

          The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At June 30, 1997 and December 31, 1996, accumulated amortization amounted to $604,096 and $585,100, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

        EARNINGS PER SHARE

          Primary and fully diluted earnings per share for the three and six months ended June 30, 1997 is determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.

2.   ACQUISITION

     During the year ended December 31, 1996, the Company acquired the management of Rockwood Fund for approximately $31,300. This purchase was capitalized as part of excess of cost over net book value and is being amortized over fifteen years using the straight-line method.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (Unaudited)

3.   MARKETABLE SECURITIES

     At June 30, 1997, marketable securities consisted of:

                                                                      Market Value
                                                                      ------------
        Broker/dealer subsidiaries - at market
          U.S. Treasury Notes due 7/31/97 to 6/30/99 (cost-$704,964)       706,565
                                                                        ----------
        Other companies
          Available-for-sale securities - at market
            Equity securities                                               93,927
            Unaffiliated mutual funds                                       46,584
            Affiliated mutual funds                                          3,361
                                                                        ----------
               Total available-for-sale securities (cost-$121,662)         143,872
                                                                        ----------
                                                                        $  850,437
                                                                        ==========

     At December 31, 1996, marketable securities consisted of:
        Broker/dealer securities - at market
          U.S. Treasury Notes due 5/15/97 to 6/30/99 (cost $956,925)    $  961,000
                                                                        ----------

        Other companies
          Available-for-sale securities - at market
            Equity securities                                              170,634
            Unaffiliated mutual funds                                       37,251
            Affiliated mutual funds                                          7,662
                                                                        ----------
               Total available-for-sale securities (cost-$84,961)          215,547
                                                                        ----------
                                                                        $1,176,547
                                                                        ==========

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

     The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $45,457 at December 31, 1996. Depreciation expense of $21,783 has been recognized on this property as of June 30, 1997. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

        Year Ending December 31,
          1997                                                    $  13,201
          1998                                                       15,173
          1999                                                        7,586
                                                                  ---------
          Total minimum lease payments                               35,960
          Less amount representing interest and executory costs       1,585
                                                                  ---------
          Present value of minimum lease payments                 $  34,375
                                                                  =========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (Unaudited)

5.   SHAREHOLDERS' EQUITY

     The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of June 30, 1997 and December 31, 1996, none of the Preferred Stock was issued.

6.   NET CAPITAL REQUIREMENTS

     The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At June 30, 1997, these subsidiaries had net capital of approximately $712,911 and $668,760; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $462,911 and $643,930; and the ratios of aggregate indebtedness to net capital were approximately .21 to 1 and .37 to 1, respectively.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (Unaudited)

                                              Three Months Ended June 30,   Six Months Ended June 30,

                                                  1997          1996            1997        1996
                                                  ----          ----            ----        ----
Net income(loss):             As reported       $163,587     $(199,710)       $279,242    $(617,984)

                              Proforma          $116,861     $(238,100)       $187,952    $(680,888)
Earnings per share

  Primary and fully diluted:  As reported       $    .11     $    (.13)       $    .19    $    (.42)

                              Proforma          $    .08     $    (.16)       $    .13    $     (47)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: expected volatility of 86.80% and 94.04%, risk-free interest rate of 6.59% and 5.3% and expected life of five years.

     A summary of the status of the Company's stock option plans as of June 30, 1997 and December 31, 1996, and changes during the periods ending on those dates is presented below:

                                                     Number     Weighted Average
                                                       of           Exercise
Stock Options                                        Shares          Price
                                                    -------     ----------------
        Outstanding at December 31, 1995             49,000        $   1.76
          Granted                                   229,000        $   1.95
          Exercised                                  (2,000)       $   1.88
          Canceled                                  (27,000)       $   1.91
                                                    -------
        Outstanding at December 31, 1996            249,000        $   1.92
                                                    =======

          Granted                                    27,000        $   3.00
          Canceled                                   (7,000)       $   2.20
                                                    -------
        Outstanding at June 30, 1997                269,000        $   2.02
                                                    =======


     The weighted-average fair value of options granted were $2.16 for the six months ended June 30, 1997 and $1.42 for the year ended December 31, 1996.

     The following table summarizes information about stock options outstanding at June 30, 1997:

                                          Options Outstanding
                         -------------------------------------------------------
                             Number         Weighted-Average
      Range of            Outstanding           Remaining       Weighted-Average
      Exercise Prices      At 6/30/97       Contractual Life     Exercise Price
     -----------------   ---------------   -----------------    ---------------
     $1.50 - $1.625           20,000            2.7 years            $1.54
     $1.875 - $2.0625        214,000            3.6 years            $1.92
     $2.75 - $3.00            35,000            4.5 years            $2.93

     In addition, there were 20,000 non-qualified stock options with an exercise price of $1.75 outstanding as of June 30, 1997, which were exercisable at June 30, 1997 and December 31, 1996. The remaining 249,000 options were not exercisable at June 30, 1997 and December 31, 1996.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (Unaudited)

8.   INCOME TAXES

     The provision for income taxes charged to operations for the six months ended June 30, 1997 and 1996 was as follows:

                                                   1997                1996
                                                  -------             -------
      Current
         State and local                          $18,294             $13,751
         Federal                                       --                  --
                                                  -------             -------
                                                  $18,294             $13,751
                                                  =======             =======

Deferred tax assets (liabilities) are comprised of the following at June 30, 1997 and December 31, 1996:

                                                   1997                1996
                                                   ----                ----

     Unrealized loss (gain) on investments       $ (8,000)          $ (45,800)
     Net operating loss carryforwards             403,000             509,500
                                                 --------           ---------
        Total deferred tax assets                 395,000             463,700
     Deferred tax asset valuation allowance      (395,000)           (463,700)
                                                 --------           ---------
        Net deferred tax assets                  $     --           $      --
                                                 ========           =========

     The change in the valuation allowance for the six months ended June 30, 1997 was due to the decrease in net operating loss carryforwards and the decrease in the unrealized gain on investments.

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

9.   PENSION PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the six months ended June 30, 1997 and June 30, 1996 were $22,645 and $22,265, respectively.

10 . RELATED PARTIES

All management and distribution fees are from providing services to the Funds, pursuant to written agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administrative fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $139,405 and $122,780 for the six months ended June 30, 1997, and 1996, respectively.

In connection with management services, the Company's investment managers waived or reimbursed management fees to the Funds in the amount of $462,069 and $107,880 for the six months ended June 30, 1997 and 1996, respectively.

Certain officers of the Company also serve as officers and/or directors of the Funds.

Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of June 30, 1997, the policy had a cash surrender value of approximately $92,700 and is included in other assets in the balance sheet.

The Company's discount brokerage subsidiary received brokerage commissions of approximately $141,409 and $128,931 from the Funds for the six months ended June 30, 1997 and 1996, respectively.

11.  COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of June 30, 1997, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996

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

     Total revenues decreased $288,763 or 14% which was due to a decrease in management, distribution and shareholder administrative fees and brokerage fees and commissions. Management, distribution and shareholder administrative fees decreased $224,589 or 17% because of a lower level of net assets under management. Net assets under management were approximately $318 million at March 31, 1996, $393 million at June 30, 1996, $359 million at March 31, 1997 and $328 million at June 30, 1997. Brokerage fees and commissions decreased $159,803 or 22% while brokerage customers' equity increased to $225 million or 32% from June 30, 1996 to June 30, 1997. The decrease in brokerage commissions was due to a decrease in customer transaction activity. In 1997, the Company had $86,458 in realized gains from the sale of investments in certain equity positions. Dividends, interest and other income increased $9,171 due to higher earnings on the Company's investments.

     Total expenses decreased $644,460 or 29% primarily as a result of a decrease in marketing expenses of $411,158 or 64%. General and administrative expenses decreased $150,531 or 16% because of lower compensation costs. Clearing and brokerage charges decreased $57,584 or 28% because of a decreased level of discount brokerage customer transactions processed, as previously noted, and the effect of a new clearing agreement beginning July 1996. Professional fees decreased $24,200 or 20% due to lower litigation costs relating to the Maxus lawsuit. Subadvisory fees decreased $130,264 because of higher expense reimbursements to the Midas Fund and lower level of net assets under management. Net income for the period was $163,587 or $.11 per share as compared to a net loss of $199,710 or $.13 per share for 1996.

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996

     Total revenues increased $96,659 or 3% which was primarily due to an increase in management, distribution and shareholder administrative fees. Management, distribution and shareholder administrative fees increased $96,705 or 4% because of a higher level of net assets under management. Net assets under management were approximately $237 million at December 31, 1995, $318 million at March 31, 1996, $393 million at June 30, 1996, $401 million at December 31, 1996, $359 million at March 31, 1997 and $328 million at June 30, 1997. Brokerage commissions decreased $79,196 or 6% while brokerage customers' equity increased to $225 million or 32% from June 30, 1996 to June 30, 1997. The decrease in brokerage commissions was due to a decrease in customer transaction activity. In 1997, the Company had $86,458 in realized gains from the sale of investments in certain equity positions. Dividends, interest and other income decreased $7,308 due to lower earnings on the Company's investments.

     Total expenses decreased $805,110 or 19% primarily as a result of a decrease in marketing expenses of $661,221 or 56%. General and administrative expenses decreased $230,160 or 12% because of lower compensation costs. Clearing and brokerage charges decreased $83,966 or 22% because of a decreased level of discount brokerage customer transactions processed and the effect of a new clearing agreement beginning July 1996 as previously noted. Professional fees decreased $67,542 or 29% due to lower litigation costs relating to the Maxus lawsuit. Subadvisory fees decreased $104,381 because of higher expense reimbursements to the Midas Fund and lower level of net assets under management. Net income for the period was $279,242 or $.19 per share as compared to a net loss of $617,984 or $.42 per share for 1996.

Liquidity and Capital Resources

     The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                       June 30, 1997           December 31, 1996
                                       -------------           -----------------
     Working Capital                     $2,399,589                $2,293,200
     Total Assets                        $4,558,180                $4,273,110
     Long Term Debt                      $   16,013                $   22,093
     Shareholders' Equity                $4,088,752                $3,917,886

     Working capital, total assets and shareholders' equity increased $106,389, $285,070 and $170,866, respectively for the six months ended June 30, 1997 primarily as a result of the net income of $279,242 for the period.

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

Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-Q Quarterly Report, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management and discount brokerage customers' equity and trading, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and discount brokerage customers' equity and trading, and related cash inflows or outflows in mutual funds and discount brokerage firms; fluctuations in the financial markets resulting in appreciation or depreciation of assets under management and discount brokerage customers' equity and trading; the relative investment performance of the Company's sponsored investment products as compared to competing products and market indices; the expense ratios and fees of the Company's sponsored products and services; investor sentiment and investor confidence in mutual funds and discount brokerage firms; the ability of the Company to maintain investment management fees and brokerage commissions at current levels; competitive conditions in the mutual funds and discount brokerage industries; the introduction of new mutual funds and investment products and new discount brokerage services; the ability of the Company to contract with the Funds for payment for administrative services offered to the Funds and Fund shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income from the Company's investment portfolio.

The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; variations in the level of compensation expense incurred by the Company, including performance-based compensation based on the Company's financial results, as well as changes in response to the size of the total employee population, competitive factors, or other reasons; expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Company to maintain its administrative and service infrastructure; and unanticipated costs that may be incurred by the Company from time to time to protect investor accounts and client goodwill.

The Company's revenues are substantially dependent on revenues from the Funds, which could be adversely affected if the independent directors of one or more of the Funds determined to terminate or renegotiate the terms of one or more investment management agreements.

The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on the Company's business and results of operations, including but not limited to effects on the level of costs incurred by the Company and effects on investor interest in mutual funds in general or in particular classes of mutual funds.

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

                                      BULL & BEAR GROUP, INC.


Dated: August 14, 1997            By: /s/ Joseph Leung
                                      ---------------------------------
                                      Joseph Leung
                                      Treasurer, Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: August 14, 1997                /s/ Bassett S. Winmill
                                      ---------------------------------
                                      Bassett S. Winmill
                                      Chairman of the Board,
                                      Director


Dated: August 14, 1997                /s/ Robert D. Anderson
                                      ---------------------------------
                                      Robert D. Anderson
                                      Vice Chairman, Director


Dated: August 14, 1997                /s/ Mark C. Winmill
                                      ---------------------------------
                                      Mark C. Winmill
                                      Co-President,
                                      Chief Financial Officer, Director


Dated: August 14, 1997                /s/ Thomas B. Winmill
                                      ---------------------------------
                                      Thomas B. Winmill, Esq.
                                      Co-President,
                                      General Counsel, Director


Dated: August 14, 1997
                                      ---------------------------------
                                      Charles A. Carroll, Director


Dated: August 14, 1997
                                      ---------------------------------
                                      Edward G. Webb, Jr., Director