Form 10-Q
period 1997-09-30
BULL & BEAR GROUP INC
filed 1997-11-14
CIK 52234

As filed with the Securities and Exchange Commission on NOVEMBER 14, 1997



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (MARK ONE)
       X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended SEPTEMBER 30, 1997

                                        or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _____________ to ____________

For Quarter Ended SEPTEMBER 30, 1997             Commission File Number  0-9667

                             BULL & BEAR GROUP, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                    13-1897916
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 11 HANOVER SQUARE, NEW YORK, NEW YORK                   10005
 (Address of principal executive offices)              Zip Code)



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


  The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1997, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,350,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX

                                                                         Page
                                                                         Number

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Consolidated Balance Sheets
  - (Unaudited) September 30, 1997
    and December 31, 1996                                                   3

  Consolidated Statements of Income (Loss)
  - (Unaudited) Three and Nine Months Ended
    September 30, 1997 and September 30, 1996

  Consolidated Statements of Changes in Shareholders' Equity
  - (Unaudited) Nine Months Ended September 30, 1997
    and September 30, 1996                                                  5

  Consolidated Statements of Cash Flows
  - (Unaudited) Nine Months Ended September 30, 1997
    and September 30, 1996                                                  6

  Notes to Consolidated Financial Statements (Unaudited)                    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                 14


  Management's Representation and Signatures                                17

                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               September 30,       December 31,
                                                   1997                1996
                                               -------------       ------------

                                     ASSETS

Current Assets:
  Cash and cash equivalents                    $ 1,397,785          $   747,444
  Marketable securities (Note 4)                   736,528            1,176,547
  Management, distribution and
  service fees receivable                          280,403              207,944
  Interest, dividends and other receivables        219,239              204,684
  Prepaid expenses and other assets                332,386              289,712
                                               -----------          -----------
      Total Current Assets                       2,966,341            2,626,331
                                               -----------          -----------
Real estate held for investment, net               588,381              438,187
Furniture and fixtures, net                        208,185              237,851
Excess of cost over net book value of
   subsidiaries, net                               737,045              765,665
Other                                              234,933              205,076
                                               -----------          -----------
                                                 1,768,544            1,646,779
                                               -----------          -----------

      Total Assets                              $4,734,885          $ 4,273,110
                                               ===========          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                            $   150,366           $  134,544
   Accrued professional fees                       104,906               81,285
   Accrued subadvisory fees                         35,708               40,388
   Current portion of capitalized
   lease obligation                                 12,282               12,282
   Accrued payroll and other                        60,618               53,012
   Other                                            34,883               11,620
                                               -----------          -----------
      Total Current Liabilities                    398,763              333,131
                                               -----------          -----------
Capitalized lease obligation                        12,460               22,093
                                               -----------          -----------

Shareholders' Equity: (Notes 4, 5, and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
   1,350,017 shares issued and outstanding          13,501               13,501
   Class B, 20,000 shares authorized;
   20,000 shares issued and outstanding                200                  200
   Additional paid-in capital                    6,236,077            6,236,077
   Retained earnings (deficit)                  (1,967,492)          (2,462,478)
   Unrealized gains on marketable
   securities (Notes 1 and 4)                      41,376               130,586
                                               ----------            ----------
         Total Shareholders' Equity             4,323,662             3,917,886
                                               ----------            ----------

Total Liabilities and Shareholders' Equity     $4,734,885           $ 4,273,110
                                               ==========           ===========


See accompanying notes to consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                                        Three Months Ended                    Nine Months Ended
                                                                           September 30,                         September 30,
                                                                       1997               1996               1997              1996
                                                                       ----               ----               ----              ----
Revenues:
  Management, distribution and service fees                      $1,053,299         $1,320,836         $3,371,701        $3,542,533

  Brokerage fees and commissions                                    594,629            486,422          1,811,152         1,782,141

  Realized gains from investments                                         0             70,228             86,458            70,228
  Dividends, interest and other                                      36,204             27,383             92,707            91,194
                                                                 ----------         ----------       ------------       -----------
                                                                  1,684,132          1,904,869          5,362,018         5,486,096
                                                                  ---------          ---------         ----------         ---------

Expenses:
  General and administrative                                        782,487            824,909          2,448,435         2,706,117
  Marketing                                                         220,937            344,092            733,120         1,517,496
  Clearing and brokerage charges                                    159,345            153,371            463,027           541,019
  Expense reimbursements to the Funds (note 10)                     132,427            127,516            594,496           250,296
  Subadvisory fees                                                   88,254            213,938            297,497           527,562
  Amortization and depreciation                                      36,164             31,173             99,991           107,029
  Professional fees                                                  33,974             55,406            197,372           286,346
                                                                 ----------          ---------       ------------       -----------
                                                                  1,453,588          1,750,405          4,833,938         5,935,865
                                                                  ---------          ---------         ----------        ----------


Income (loss) before income taxes                                   230,544            154,464            528,080         (449,769)
Income taxes (note 8)                                                14,800             19,791             33,094            33,542
                                                                -----------        -----------        -----------       -----------
Net income (loss)                                                 $ 215,744          $ 134,673          $ 494,986        $(483,311)
                                                                  =========          =========          =========        ==========


Per share data:
  Primary and fully diluted
    Net income (loss)                                                  $.15               $.09               $.34            $(.33)
                                                                       ====               ====              =====            ======

Average shares outstanding:
  Primary                                                         1,452,019          1,490,096          1,464,172         1,467,177
                                                                  =========          =========          =========         =========
  Fully diluted                                                   1,454,245          1,492,916          1,467,730         1,467,177
                                                                  =========          =========          =========         =========



See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                                         Unrealized
                                                                                           Retained       Gains on        Total
                               Class A      Class B   Class A  Class B    Additional       Earnings      Marketable    Shareholders'
                               Common       Common    Common   Common   Paid-in-Capital    (Deficit)     Securities      Equity
                               ------       ------    ------   ------   ---------------   -----------    ----------    ----------


Nine Months Ended
September 30, 1996

Balance, January 1, 1996     1,348,017      20,000    13,481     200       6,232,347       (2,141,953)     66,020       4,170,095

Proceeds from issuance
of Class A Common Stock,
par value $.01                 2,000          --        20        --          3,730            --            --           3,750

  Net loss                       --           --        --        --           --           (483,311)        --         (483,311)

Change in unrealized
gains on marketable
securities                       --           --        --        --           --              --          (52,619)      (52,619)
                            ----------     -------    -------    -----    ------------    ------------    ----------   ------------

Balance, September 30, 1996 $1,350,017     $20,000    $13,501     $200     $6,236,077     $(2,625,264)      $13,401      $3,637,915
                            ==========     =======    =======     ====     ==========    ============       ========     ==========


Nine Months Ended
September 30, 1997

Balance, January 1, 1997     1,350,017      20,000     13,501      200      6,236,077      (2,462,478)      130,586       3,917,886

  Net income                     --           --         --         --         --            494,986          --           494,986

Change in unrealized
gains on marketable
securities                       --           --         --         --         --              --           (89,210)       (89,210)
                             ----------     -------    --------    -----   -----------     ------------     --------     ----------

Balance, September 30, 1997  $1,350,017     $20,000    $13,501     $200    $6,236,077      $(1,967,492)     $ 41,376     $4,323,662
                             ==========     =======    =======     ====    ==========      ============     ========     ==========



See  accompanying  notes  to the  consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Nine Months Ended September 30,
                                                    1997             1996
                                                -----------       -----------

Cash Flows from Operating Activities:

Net income (loss)                               $ 494,986         $   (483,311)
                                                ---------         -------------
Adjustments to reconcile net income to
net cash provided by (used in) Operating
Activities:
  Depreciation and amortization                    99,991              107,029
  Increase in cash value of life insurance        (24,083)             (22,500)
  Gain on sale of investments                     (86,458)             (70,228)
  Other                                           (11,775)                   -
(Increase) decrease in:
  Management, distribution and service
  fees receivable                                 (72,459)            (146,842)
  Interest, dividends and other receivables       (14,555)              20,342
  Prepaid expenses and other assets               (42,674)             119,862
  Other                                            (5,774)              (4,638)
Increase (decrease) in:
     Accounts payable                              15,822             (458,637)
     Accrued professional fees                     23,621               14,915
     Accrued subadvisory fees                      (4,680)             198,890
     Obligations on capital leases                 (9,633)              37,834
     Accrued payroll and other costs                7,606                    -
     Cash overdraft                                   -                 43,497
     Other                                         23,263              (33,767)
                                               -----------           ----------
Total adjustments                                (101,788)            (194,243)
                                               -----------           ----------
Net cash provided by (used in)
Operating Activities                              393,198             (677,554)
                                               -----------           ----------
Cash Flows from Investing Activities:
   Proceeds from sales of investments             547,129              185,763
   Purchases of investments                       (98,040)              (9,256)
   Capital expenditures                          (168,785)            (208,385)
   Purchases of equipment                         (23,161)                   -
   Sale of real estate                                  -               43,762
   Acquisition of intangible assets                     -              (77,234)
                                               -----------           ----------
     Net cash provided by (used in)
     Investing Activities                         257,143              (65,350)
                                               -----------            ---------

Cash Flows from Financing Activities:

Proceeds from issuance of Class A Common Stock          -                3,750
                                               -----------            ---------
  Net cash provided by Financing Activities             -                3,750
                                               -----------            ---------

Net increase (decrease) in cash
and cash equivalents                              650,341             (739,154)

Cash and cash equivalents:
At beginning of period                            747,444            1,467,674
                                              ------------           ----------
   At end of period                           $ 1,397,785            $ 728,520
                                              ===========            ==========


Supplemental disclosure:   The Company did not pay any  interest or
                           Federal  income  taxes  during the nine months  ended
                           September 30, 1997 or 1996.

                           The  Company  paid  approximately  $900  and  $375 in
                           interest   expense   during  the  nine  months  ended
                           September 30, 1997 and 1996.

See   accompanying   notes   to  the   consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

            Bull & Bear Group, Inc. ("Company") is a holding company. Its subsidiaries' businesses consist of providing investment management, distribution and shareholder administration services for the Bull & Bear Funds, Midas Fund, and Rockwood Fund ("Funds") and discount brokerage services.

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

         CASH AND CASH EQUIVALENTS

            Investments in money market funds are considered to be cash equivalents. At September 30, 1997 and December 31, 1996, the Company and subsidiaries had invested approximately $1,312,771 and $657,500, respectively, in an affiliated money market fund.

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

         INCOME TAXES

            The Company and its wholly-owned subsidiaries file consolidated income tax returns. The Company's method of

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


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

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT

            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At September 30, 1997 and December 31, 1996, accumulated depreciation amounted to $45,991 and $27,400, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At September 30, 1997 and December 31, 1996, accumulated depreciation amounted to $802,126 and $749,300, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over fifteen and forty years using the straight-line method. At September 30, 1997 and December 31, 1996, accumulated amortization amounted to $613,767 and $585,100, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

         EARNINGS PER SHARE

            Primary and fully diluted earnings per share for the three and nine months ended September 30, 1997 is determined by dividing net income by the weighted average number of common shares outstanding after giving effect for common stock equivalents arising from stock options assumed converted to common stock.

2.    ACQUISITION

      During the year ended December 31, 1996, the Company acquired the management of Rockwood Fund for approximately $31,300. This purchase was capitalized as part of excess of cost over net book value and is being amortized over fifteen years using the straight-line method.

3.    LEASE COMMITMENTS

      The Company has a lease for approximately 11,400 square feet of office space. The rent is approximately $144,000 per annum plus $32,550 per annum for electricity. The lease expires December 31, 1998 and is cancelable at the option of the Company on three months' notice. In addition, the Company's discount broker/dealer has a branch office in Boca Raton, Florida consisting of approximately 2,000 square feet. The rent is approximately $55,000 per annum and expires on August 30, 1999.

      The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $45,457 at December 31, 1996. Depreciation expense of $26,180 has been recognized on this property as of September 30, 1997. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:


   Year Ending December 31,
   1997                                                                  13,201
   1998                                                                  15,173
   1999                                                                   7,586
                                                                     ----------
   Total minimum lease payments                                          35,960
   Less amount representing interest and executory costs                  1,585
                                                                     ----------
   Present value of minimum lease payments                           $   34,375
                                                                     ==========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


4.    MARKETABLE SECURITIES

At September 30, 1997, marketable securities
 consisted of:
                                                                   Market Value
                                                                   ------------
Broker/dealer subsidiaries - at market
 U.S. Treasury Note due 6/30/99                                         507,968
                                                                    -----------
Total broker/dealer securities (cost-$504,343)                          507,968
                                                                    -----------
Other companies
 Available-for-sale securities - at market
   Equity securities                                                    175,238
   Unaffiliated mutual funds                                             48,275
   Affiliated mutual funds                                                5,047
                                                                    -----------
 Total available-for-sale securities (cost-$187,184)                    228,560
                                                                    -----------
                                                                     $  736,528
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
                                                                     ----------
                                                                     $1,176,547
                                                                     ==========

5.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of September 30, 1997 and December 31, 1996, none of the Preferred Stock was issued.


6.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At September 30, 1997, these subsidiaries had net capital of approximately $658,000 and $590,000; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $408,000 and $565,000; and the ratios of aggregate indebtedness to net capital were approximately .29 to 1 and .47 to 1, respectively.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


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


        Three Months Ended September 30, Nine Months Ended September 30,

                                     1997        1996       1997      1996
                                     ----        ----       ----      ----
Net income(loss):      As reported   $215,744    $134,673   $494,986  $(483,311)
                       Proforma      $168,505    $95,346    $356,458  $(585,542)
Earnings per share
Primary and
fully diluted:         As reported   $.15        $.09       $.34      $(.33)
                       Proforma      $.12        $.06       $.24      $(.40)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: expected volatility of 86.80% and 94.04%, riskfree interest rate of 6.59% and 5.3% and expected life of five years.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


      A summary of the status of the Company's stock option plans as of September 30, 1997 and December 31, 1996, and changes during the periods ending on those dates is presented below:

                                                  NUMBER       WEIGHTED AVERAGE
                                                    OF              EXERCISE
STOCK OPTIONS                                     SHARES              PRICE
-------------                                     ------       ----------------

   OUTSTANDING AT DECEMBER 31, 1995                49,000            $1.76
      Granted                                     229,000            $1.95
      Exercised                                    (2,000)           $1.88
      Canceled                                    (27,000)           $1.91
                                               -----------
   OUTSTANDING AT DECEMBER 31, 1996               249,000            $1.92
                                               ===========

      Granted                                      27,000            $3.00
      Canceled                                     (7,000)           $2.20
                                               -----------
   OUTSTANDING AT SEPTEMBER 30, 1997               269,000           $2.02
                                                ==========


      The weighted-average fair value of options granted were $2.16 for the nine months ended September 30, 1997 and $1.42 for the year ended December 31, 1996.

      The following table summarizes information about stock options outstanding at September 30, 1997:
                               Options Outstanding

                      Number          Weighted-Average
Range of              Outstanding     Remaining                Weighted-Average
Exercise Prices       At 9/30/97      Contractual Life         Exercise Price
---------------       -----------     ----------------         ----------------
$1.50 - $1.625           20,000           2.4 years                  $1.54
$1.875 - $2.0625        214,000           3.4 years                  $1.92
$2.75 - $3.00            35,000           4.2 years                  $2.93


      In addition, there were 20,000 non-qualified stock options with an exercise price of $1.75 outstanding as of September 30, 1997, which were exercisable at September 30, 1997 and December 31, 1996. The remaining 249,000 options were not exercisable at September 30, 1997 and December 31, 1996.

8.       INCOME TAXES

         The provision for income taxes charged to operations for the nine months ended September 30, 1997 and 1996 was as follows:

                                                    1997               1996
                                                    ----               ----
      Current
         State and local                            $33,094            $33,542
         Federal                                       -                  --
                                                  -----------         ---------
                                                    $33,094            $33,542
                                                    =======            =======

      Deferred tax assets (liabilities) are comprised of the following at September 30, 1997 and December 31, 1996:

                                                     1997              1996
                                                     ----              ----
     Unrealized loss (gain) on investments           $(14,000)         $(45,800)
     Net operating loss carryforwards                 332,000           509,500
                                                     ---------         ---------
        Total deferred tax assets                     318,000           463,700
     Deferred tax asset valuation allowance          (318,000)         (463,700)
                                                     ---------         ---------
        Net deferred tax assets                      $    -            $    -
                                                     =========         =========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


      The change in the valuation allowance for the nine months ended September 30, 1997 was due to the net income and a decrease in unrealized gain on investments.

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

9.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the nine months ended September 30, 1997 and September 30, 1996 were $34,810 and $31,600, respectively.

10.   RELATED PARTIES

      All management and distribution fees are from providing services to the Funds, pursuant to written agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administrative fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $212,103 and $193,066 for the nine months ended September 30, 1997, and 1996, respectively.

      In connection with management services, the Company's investment managers waived or reimbursed management fees to the Funds in the amount of $594,496 and $250,296 for the nine months ended September 30, 1997 and 1996, respectively.

      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of September 30, 1997, the policy had a cash surrender value of approximately $100,758 and is included in other assets in the balance sheet.

      The Company's discount brokerage subsidiary received brokerage commissions of approximately $174,297 and $157,757 from the Funds for the nine months ended September 30, 1997 and 1996, respectively.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of September 30, 1997, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

      Although a group called Karpus Investment Management is proposing a slate of nominees in opposition to management at the upcoming annual meeting of stockholders of Bull & Bear U.S. Government Securities Fund, Inc., a closed-end fund managed by a Company subsidiary, such meeting is scheduled for November 20, 1997 and the outcome cannot be predicted with certainty.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 compared to Three Months Ended September 30, 1996

      Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, total fund assets under management may decline by depreciation or by shareholder redemptions, either by transfer out of the equity Funds and into the money market Fund, which has lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 10 of the financial statements. In addition, volatile stock markets could have a significant effect on the brokerage commissions earned by BBSI by affecting the number of transactions processed.

      Total revenues decreased $220,737 or 12% which was due to a decrease in management, distribution and shareholder administrative fees. Management, distribution and shareholder administrative fees decreased $267,537 or 20% because of a lower level of net assets under management. Net assets under management were approximately $393 million at June 30, 1996, $432.1 million at September 30, 1996, $328 million at June 30, 1997 and $353 million at September 30, 1997. Brokerage fees and commissions increased $108,207 or 22% while brokerage customers' equity increased to $251 million or 41% from September 30, 1996 to September 30, 1997. The increase in brokerage commissions was due to an increase in customer transaction activity. Dividends, interest and other income increased $8,821 due to higher earnings on the Company's investments.

      Total expenses decreased $296,817 or 17% as a result of a decrease in marketing expenses and subadvisory fees. Marketing expenses decreased $123,155 or 36%. Subadvisory fees decreased $125,684 or 59% because of a lower level of net assets in the Midas Fund. General and administrative expenses decreased $42,422 or 5%. Clearing and brokerage charges increased $5,974 or 4% because of an increased level of discount brokerage customer transactions processed, as previously noted. Professional fees decreased $21,432 or 39% due to lower litigation costs relating to the Maxus lawsuit. Net income for the period was $215,744 or $.15 per share as compared to net income of $134,673 or $.09 per share for 1996.

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996

      Total revenues decreased $124,078 or 2% which was primarily due to a decrease in management, distribution and shareholder administrative fees. Management, distribution and shareholder administrative fees decreased $170,832 or 5% because of a lower level of net assets under management. Net assets under management were approximately $237 million at December 31, 1995, $318 million at March 31, 1996, $393 million at June 30, 1996, $432.1 million at September 30, 1996, $401 million at December 31, 1996, $359 million at March 31, 1997, $328 million at June 30, 1997 and $353 million at September 30, 1997. Brokerage commissions increased $29,011 or 2% while brokerage customers' equity increased to $251 million or 41% from September 30, 1996 to September 30, 1997. The increase in brokerage commissions was due to an increase in customer transaction activity. In 1997, the Company had $86,458 in realized gains from the sale of investments in certain equity positions. Dividends, interest and other income increased $1,513 due to higher earnings on the Company's investments.

      Total expenses decreased $1,101,927 or 19% primarily as a result of a decrease in marketing expenses of $784,376 or 52%. General and administrative expenses decreased $257,682 or 10% because of lower compensation costs. Clearing and brokerage charges decreased $77,992 or 14% due to savings generated by a new clearing agreement commencing July, 1996. Professional fees decreased $88,974 or 31% due to lower litigation costs relating to the Maxus lawsuit. Subadvisory fees decreased $230,065 or 44% because of higher expense reimbursements and lower net assets of Midas Fund. Net income for the period was $494,986 or $.34 per share as compared to a net loss of $483,311 or $.33 per share for 1996.

Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                     September 30, 1997        December 31, 1996
                                     ------------------        -----------------
      Working Capital                    $2,567,578                $2,293,200
      Total Assets                       $4,734,885                $4,273,110
      Long Term Debt                     $   12,460                $   22,093
      Shareholders' Equity               $4,323,662                $3,917,886

      Working capital, total assets and shareholders' equity increased $274,378, $461,775 and $405,776, respectively for the nine months ended September 30, 1997 primarily as a result of the net income of $494,986 for the period.

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

                                             BULL & BEAR GROUP, INC.



Dated: November 14, 1997                     By:  /s/ Joseph Leung
                                                  ----------------
                                                      Joseph Leung

                                             Treasurer, Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: November 14, 1997                          /s/ Bassett S. Winmill
                                                  ----------------------
                                                      Bassett S. Winmill
                                                  Chairman of the Board,
                                                  Director


Dated: November 14, 1997                          /s/ Robert D. Anderson
                                                  ----------------------
                                                      Robert D. Anderson
                                                  Vice Chairman, Director


Dated: November 14, 1997                          /s/ Mark C. Winmill
                                                  -------------------
                                                      Mark C. Winmill
                                                  Co-President, Chief
                                                  Financial Officer, Director


Dated: November 14, 1997                          /s/ Thomas B. Winmill
                                                  ---------------------
                                                      Thomas B. Winmill, Esq.
                                                  Co-President, General
                                                  Counsel, Director


Dated: November 14, 1997                          ----------------------------
                                                  Charles A. Carroll, Director



Dated: November 14, 1997                          -----------------------------
                                                  Edward G. Webb, Jr., Director