Form 10-K
period 1997-12-31
BULL & BEAR GROUP INC
filed 1998-03-31
CIK 52234

As filed with the Securities and Exchange Commission on MARCH 31, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
     X               Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                                 [Fee Required]
                   For the fiscal year ended DECEMBER 31, 1997
                                       or
            Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]

             For the Transition Period From __________ to __________

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      No voting stock was held by non-affiliates of the registrant as of March 15, 1998.

      The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1998:

Class A Non-Voting Common Stock, par value $.01 per share - 1,350,017 shares Class B Voting Common Stock, par value $.01 per share - 20,000

                                     PART I


ITEM                                                                   PAGE

   1.    Business                                                       2

   2.    Properties                                                     6

   3.    Legal Proceedings                                              7


                                     PART II

   4.    Submission of Matters to a Vote of Security Holder             8

   5.    Market for Company's Common Equity and Related
         Stockholder Matters                                            8

   6.    Selected Financial Data                                        8

   7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10

   8.    Financial Statements and Supplementary Data                    12

   9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         29


                                    PART III

  10.    Directors and Executive Officers                               30

  11.    Executive Compensation                                         32

  12.    Security Ownership of Certain Beneficial Owners and
         Management                                                     38

  13.    Certain Relationships and Related Transactions                 39


                                     PART IV

  14.    Exhibits, Consolidated Financial Statements and Schedules,
            and Reports on Form 8-K                                     40

                                     PART I


ITEM 1.      BUSINESS

      Bull & Bear Group, Inc., a Delaware corporation (the "Company"), is a holding company with seven principal subsidiaries: Bull & Bear Advisers, Inc. ("BBAI"), Bull & Bear Securities, Inc. ("BBSI"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Rockwood Advisers, Inc. ("RAI"), Performance Properties, Inc. ("Performance Properties") and Hanover Direct Advertising Company, Inc.("Hanover Direct").

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

      Performance Properties was organized in 1994 to invest in real estate.

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

      The Company has granted the Funds and its subsidiaries a non-exclusive license to use service marks owned by the Company, including "Bull & Bear," "Bull & Bear Performance Driven," "Midas," and "Performance Driven" under certain terms and conditions on a royalty free basis. Such license may be withdrawn from a Fund in the event the investment manager of the Fund is not a subsidiary of the Company or in other cases, at the discretion of the Company.

INVESTMENT MANAGEMENT BUSINESS
      The Company is engaged, through its subsidiaries, in the business of managing investment companies registered under the Act. The Funds and their respective net assets as of December 31, 1997 were as follows:

    Bull & Bear Dollar Reserves                           $  61,590,000
    Bull & Bear Global Income Fund, Inc.                     24,148,000
    Bull & Bear Gold Investors Ltd.                           9,363,000
    Bull & Bear Municipal Income Fund, Inc.                  12,139,000
    Bull & Bear Special Equities Fund, Inc.                  44,773,000
    Bull & Bear U.S. and Overseas Fund                        8,877,000
    Bull & Bear U.S. Government Securities Fund, Inc.        10,985,000
    Midas Fund, Inc.                                        100,821,000
    Rockwood Fund, Inc.                                       1,365,000
                                                         ---------------
               TOTAL NET ASSETS                            $274,061,000

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

      Pursuant to contracts with these Funds, BBAI, MMC and RAI are entitled to management fees, which are received monthly and are based on annual percentages of the average daily net assets of the Funds. Under the contracts, BBAI, MMC and RAI are required to reimburse the Funds for certain expenses to the extent that such expenses exceed limitations prescribed by any state in which shares of the Funds are qualified for sale, although currently the Funds are not subject to any such limits. In addition, from time to time BBAI, MMC and RAI may waive or reimburse management fees to increase a Fund's performance. MMC has entered into a subadvisory agreement with respect to Midas Fund, Inc. MMC not the respective Fund, pays the Subadviser, Lion Resource Management Limited, based upon the net fees, performance and net assets of the Fund.

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

      Bull & Bear U.S. Government Securities Fund, Bull & Bear Municipal Income Fund, and Bull & Bear Global Income Fund converted from an open-end investment company to a closed-end investment company in October 1996, November 1996, and February 1997, respectively, pursuant to the vote of the Fund's shareowners and their shares commenced trading on the American Stock Exchange under the symbols BBG, BBM and BBZ, respectively. Upon conversion, the Distribution, 12b-1 Plan, and Shareholder Administration Agreements between the respective Fund and ISC were terminated and substantially similar Investment Management Agreements between BBAI and each Fund were approved.

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

DISCOUNT BROKERAGE BUSINESS
      BBSI, with access to every major U.S. stock, option and bond exchange as well as the over-the-counter market, provides discount brokerage services to investors throughout the United States and various foreign countries. Substantial commission savings off full service rates as well as prompt, courteous service and professional order execution are available to all accounts regardless of how often trades are made. All accounts are carried by U.S. Clearing Corp., a division of Fleet Securities, Inc., a New York Stock Exchange member firm.
 The SIPC, of which BBSI and U.S. Clearing Corp. are members, protects each account against broker/dealer insolvency (not market losses) for up to $500,000, of which $100,000 may be in cash. In addition, Aetna Casualty and Surety Company protects each account for an additional $49,500,000 in securities value.

      BBSI offers investors commission savings of up to 84% over full cost brokers and guarantees commissions 20% less than Charles Schwab & Co. on every stock, bond and option trade. BBSI customers may save an additional 10% in commissions with every trade entered via touch-tone telephone (Market Touch) or through proprietary PC software (Market Touch Plus).

      Investors may also buy and sell listed and NASDAQ stocks for a flat $19.95 for up to 1,000 shares, $.02 per share thereafter through the internet at Bull & Bear Securities' web page, ebullbear.com. In addition to efficiency and low commissions, ebullbear.com customers receive free investment information on over 6,000 companies, plus quotes, charts, market averages, and free live market and business news through Reuters, one's of the world's leading news and financial information companies. BBSI customers are provided with free investment information from Standard & Poor's, including the year-end Stock Guide, Market Month, Stock Reports, Stock Screens, Industry Reports, The Outlook, and Emerging & Special Situations.

      In May of 1997, BBSI became an AAdvantage Participant with American Airlines whereby BBSI customers may earn AAdvantage miles for their investing activities: 1,000 miles for opening an account, 200 miles for every trade, up to 2,000 miles for each full account transfer, up to 5,000 miles per year for maintaining account equity at certain levels, 500 miles for the first electronic trade and 500 miles per customer referral.

      BBSI also offers its customers a no-fee cash management service featuring unlimited free check writing with no check writing minimum (Bull & Bear Performance Plus Account7), the Bull & Bear No-Fee IRA7, and Bull & Bear Mutual Funds Network (a no transaction fee, no-load mutual funds service).

      Volatile stock markets could have a significant effect on the brokerage commissions earned by BBSI by affecting the number of transactions processed. BBSI is responsible for potential losses resulting from trade errors of BBSI personnel and customers' bad debts, including under-margined accounts. As a discount broker, BBSI does not give investment advice and therefore management believes it is less likely to be involved in significant litigation with customers, as may be typical in the ordinary course of business of a broker that does give investment advice to its customers.

FORWARD-LOOKING INFORMATION
      Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-K Annual Report, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management and discount brokerage customers' equity and trading, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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


ITEM 2.  PROPERTIES

      The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The approximate area of the office is 11,400 square feet. The rent is approximately $144,000 per annum plus $32,550 per annum for electricity. The lease expires on December 31, 1998 and is cancelable at the option of the Company on three months' notice. BBSI has a branch office at 395 East Palmetto Boulevard, Boca Raton, Florida consisting of approximately 2,000 square feet. A portion of the rent is approximately $55,000 per annum and the lease expires on August 30, 1999.

      Performance Properties purchased land and a two story office building located in Red Bank, New Jersey in 1994. The building consists of approximately 13,000 square feet. The building was purchased for cash, has no mortgage and was purchased as an investment. A portion of the second floor of the building is currently being rented under a five-year lease to a tenant. The current rent is approximately $33,000 per annum and increases each year over the life of the lease.

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

      Although a group called Karpus Investment Management ("KIM") previously failed to elect its slate of nominees in opposition to management at the 1997 annual meeting of stockholders of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG"), a closed-end fund managed by BBAI, another BBG annual meeting is scheduled for 1998. In addition, on February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190, and KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005. The outcome of these matters and their effect on the Company or BBAI's management agreement with BBG cannot be predicted with certainty.

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1997, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

                                     PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF THE YEAR ENDED DECEMBER 31, 1997
-------


      By unanimous written consent of the Class B shareholder on October 29, 1997, the actions of the Board of Directors of the Company in adopting the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, As Amended, were ratified and approved.


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Class A Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol BNBGA. The Company's Class B Common Stock has no public trading market. There are approximately 300 holders of record of Class A Common Stock and 1 holder of Class B Common Stock as of December 31, 1997. In addition, there are an indeterminate number of beneficial owners of Class A Common Stock that are held in "street name". No dividends have been paid on either class of Common Stock in the past five years and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Class A Common Stock during each quarterly period over the last two years were as follows:

                                       1997                     1996
                                  --------------           --------------
                                 HIGH        LOW           HIGH        LOW
   First Quarter                 $4-3/8    $2-3/4         $6-3/4      $1-5/8
   Second Quarter                $4-3/8    $2-7/8         $5-3/8      $3-1/4
   Third Quarter                 $3-1/8    $2-5/8         $4          $2-1/2
   Fourth Quarter               $3-5/16    $2-1/4         $3-1/4      $2-7/8


ITEM 6.           SELECTED FINANCIAL DATA

      The selected financial data for the five years ended December 31, 1997 is presented on the following pages.


                                                    BULL & BEAR GROUP, INC.

                                             CONSOLIDATED SELECTED FINANCIAL DATA

                                               FOR THE YEARS ENDED DECEMBER 31,



                                                           1997            1996            1995             1994          1993
                                                           ----            ----            ----             ----          ----
REVENUES:
   Management, distribution and administration fees      $4,313,947      $4,922,945      $3,322,348    $3,786,066     $4,092,229
   Brokerage commissions                                  2,452,272       2,351,983       1,821,513     1,768,527      2,047,999
   Dividends, interest and other                            221,198         142,084         147,169         (7,378)      227,422
                                                       ------------    ------------    ------------  -------------   -----------
                                                          6,987,417       7,417,012       5,291,030     5,547,215      6,367,650
                                                        -----------     -----------     -----------   -----------    -----------
EXPENSES:
   General and administrative                             3,903,524       4,040,219       3,195,115     3,225,891      3,519,704
   Marketing                                              1,081,050       1,821,297         779,026     1,361,155      1,389,204
   Clearing and brokerage charges                           621,412         708,535         576,096       532,832        619,673
   Subadvisory fees                                         387,593         705,248          22,496        37,728         34,629
   Professional fees                                        201,417         296,874         431,934       170,284        170,687
   Amortization and depreciation                            131,992         138,116          97,399        98,094        125,399
                                                       ------------    ------------   -------------  ------------    -----------
                                                          6,326,988       7,710,289       5,102,066     5,425,984      5,859,296
                                                        -----------     -----------     -----------   -----------    -----------

Income (loss) before provision for income taxes             660,429         (293,277)       188,964       121,231        508,354
INCOME TAXES                                                 34,704          27,248          32,588        37,771         39,149
                                                       ------------   -------------   -------------  ------------    -----------
NET INCOME (LOSS)                                       $   625,725      $  (320,525)   $   156,376  $     83,460    $   469,205
                                                        ===========      ===========    ===========  ============    ===========

NET INCOME (LOSS) PER SHARE OF WEIGHTED
AVERAGE COMMON STOCK OUTSTANDING:
   Basic                                                    $.46           $(.23)          $.10            $.05          $.37
                                                            ====           =====           ====            ====          ====
   Diluted                                                  $.43           $(.23)          $.10            $.05          $.32
                                                            ====           =====           ====            ====          ====

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
   Basic                                                 1,370,017       1,369,555      1,499,516       1,523,152      1,257,844
                                                        ===========     ===========     ===========     ===========    ===========
   Diluted                                               1,468,252       1,369,555      1,549,815       1,610,658      1,480,654
                                                        ===========     ===========     ===========     ===========    ===========

TOTAL ASSETS                                            $4,827,074      $4,273,110     $4,963,792      $4,240,241     $4,711,438
                                                        ==========      ==========     ==========      ==========     ==========

LONG-TERM OBLIGATIONS                                   $    7,460      $   22,093     $     -         $    -         $   -
                                                        ==========      ==========     ===========     ==========     =========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 Compared to 1996
      Total revenues for the year decreased $429,595 or 5.8%. Management and distribution fees decreased $215,407 or 6.9% and $429,986 or 27.4%, respectively, and shareholder administration fees increased $36,395 or 14.6%. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds from which these revenues are generated. Shareholder administration fees represent reimbursement for actual expenses incurred. Such fees increase as the costs for providing these services increase. Net assets under management were approximately $401 million to December 31, 1996, $359 million at March 31, 1997, $328 million at June 30, 1997, $353 million at September 30, 1997 and $274 million at December 31, 1997. Brokerage commissions increased $100,289 or 4.3% while brokerage customers' equity increased to $244 million or 30%. The increase in brokerage commissions was due to an increase in customer transaction activity. Dividends, interest and other income increased $79,114 or 55.7% primarily due to gains on sales of investments.

      Total expenses, including income taxes decreased $1,375,845 or 17.8% for the year. General and administrative expenses decreased $136,695 or 3.4%. Marketing expenses decreased $740,247 or 40.6% due to lower marketing costs for the Midas Fund. Clearing and brokerage charges decreased $87,123 or 12.3% due to the savings from a new clearing agreement beginning July 1996. Subadvisory fees decreased $317,655 or 45.0% because of lower net assets in the Midas Fund.
Professional fees decreased $95,457 or 32.2% due to lower litigation costs relating to the Maxus lawsuit. Amortization and depreciation decreased $6,124 or 4.4% for the year.

      Net income for 1997 was $625,725 or $.46 per share as compared to net loss of $320,525 or $.23 per share in 1996.

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

      Total expenses increased $2,608,223 or 51.1% for the year. General and administrative expenses increased $845,104 or 26.4% because of higher compensation, higher bonuses paid to employees of the Company relating to the growth in the Company's businesses and higher expense reimbursements for the Funds. Marketing expenses increased $1,042,271 or 133.8% primarily related to the launching of the Midas Fund during the first six months of 1996. In addition, the Company incurred increased marketing expenses relating to the introduction of Bull & Bear Online Investment Center and the promotion of the American Airlines7 AAdvantage Miles7 program through Bull & Bear Securities, Inc. Clearing and brokerage charges increased $132,439 or 23.0% because of an increased level of discount brokerage customer transactions processed. Professional fees decreased $135,060 or 31.3% due to lower litigation costs relating to the Maxus lawsuit. Subadvisory fees increased $682,752 because of the growth in assets of the Midas Fund.
Amortization and depreciation increased $40,717 or 41.8% for the year.

      Net loss for 1996 was $320,525 or $.22 per share as compared to net income of $156,376 or $.10 per share in 1995.

LIQUIDITY AND CAPITAL RESOURCES
      The following table reflects the Company's consolidated working capital, total assets, long-term debt and shareholders' equity as of the dates indicated.

                                                     DECEMBER 31,
                                    1997            1996           1995
                                    ----            ----           ----
  Working Capital                $2,662,917      $2,293,200      $2,792,059
  Total Assets                   $4,827,074      $4,273,110      $4,963,792
  Long-Term Debt                 $    7,460      $   22,093      $    -
  Shareholders' Equity           $4,455,111      $3,917,886      $4,170,095

      For the year ended 1997, working capital, total assets and shareholders' equity increased $369,717, $553,964 and $537,225, respectively. Long-term debt decreased $14,633.

      Working capital increased primarily as a result of the net income and the non-cash items of depreciation and amortization for 1997 offset by improvements to real estate held for investment, purchases of equipment and the decrease in unrealized capital gains on marketable securities. The increase in shareholders' equity was primarily the result of the net income for 1997 of $625,725 offset by the decrease in unrealized capital gains on marketable securities of $88,500. Total assets increased primarily as a result of the net income for 1997 offset by the decrease in unrealized capital gains on marketable securities of $88,500. Long-term debt decreased due to payments on the capitalized lease obligations.

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

      Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources. This includes the restrictions placed on the transfer of funds to the Company from BBSI and ISC as a result of their regulatory net capital requirements. At December 31, 1997, the amount subject to these restrictions was $275,000 or 5.7% of total assets.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial   Statements   required  by  Regulation  S-X  and  Supplementary
Financial Information required by Regulation S-K are presented herein.

                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                TABLE OF CONTENTS

                                                                    PAGE

Report of Independent Certified Public Accountants                   13

Consolidated Balance Sheets,
   December 31, 1997 and 1996                                        14

Consolidated Statements of Income,
   Years ended December 31, 1997, 1996 and 1995                      15

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 1997, 1996 and 1995                      16

Consolidated Statements of Cash Flows,
   Years ended December 31, 1997, 1996 and 1995                      17

Notes to Consolidated Financial Statements                           19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BULL & BEAR GROUP, INC.:


We have audited the accompanying consolidated balance sheets of Bull & Bear Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull & Bear Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                              TAIT, WELLER & BAKER

PHILADELPHIA, PENNSYLVANIA
FEBRUARY 19, 1998

                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,


                                                                                         1997              1996
                                                                                         ----              ----
                                                          ASSETS
Current Assets:
   Cash and cash equivalents                                                      $     312,633      $     747,444
   Marketable securities (Note 3)                                                     1,846,028          1,176,547
   Management, distribution and shareholder administration
      fees receivable                                                                   268,984            207,944
   Interest, dividends and other receivables                                            187,954            204,684
   Prepaid expenses and other current assets                                            411,821            289,712
                                                                                  -------------      -------------
      TOTAL CURRENT ASSETS                                                            3,027,420          2,626,331
                                                                                  -------------      -------------
REAL ESTATE HELD FOR INVESTMENT, NET                                                    632,682            438,187
EQUIPMENT, FURNITURE AND FIXTURES, NET                                                  196,416            237,851
EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES, NET (Note 2)                        727,373            765,665
OTHER ASSETS                                                                            243,183            205,076
                                                                                  -------------      -------------
                                                                                      1,799,654          1,646,779
                                                                                  -------------      -------------
      TOTAL ASSETS                                                                $   4,827,074      $   4,273,110
                                                                                  =============      =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                               $     160,849      $     134,544
   Accrued professional fees                                                             93,335             81,285
   Accrued payroll and other related costs                                               41,042             53,012
   Accrued other expenses                                                                45,225             40,388
   Current portion of capitalized lease obligation (Note 4)                              13,644             12,282
   Other current liabilities                                                             10,408             11,620
                                                                                  -------------      -------------
      TOTAL CURRENT LIABILITIES                                                         364,503            333,131
                                                                                  -------------      -------------
CAPITALIZED LEASE OBLIGATION (Note 4)                                                     7,460             22,093
                                                                                  -------------      -------------
CONTINGENCIES (Note 11)                                                                     -                   -
SHAREHOLDERS'  EQUITY (Notes 3, 5, 6, and 7) Common Stock,  $.01 par value Class
   A, 10,000,000 shares authorized;
      1,350,017 shares issued and outstanding                                           13,501               13,501
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                                 200                  200
   Additional paid-in capital                                                         6,236,077          6,236,077
   Retained earnings (deficit)                                                       (1,836,753)         (2,462,478)
   Unrealized gains on marketable securities                                             42,086            130,586
                                                                                  -------------      -------------
      TOTAL SHAREHOLDERS' EQUITY                                                      4,455,111          3,917,886
                                                                                  -------------      -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   4,827,074      $   4,273,110
                                                                                  =============      =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  BULL & BEAR GROUP, INC.

                                             CONSOLIDATED STATEMENTS OF INCOME

                                                 YEARS ENDED DECEMBER 31,


                                                                1997             1996             1995
                                                                ----             ----             ----
REVENUES:
   Management, distribution and shareholder
       administration fees                                $   4,313,947     $  4,922,945      $  3,322,348
   Brokerage commissions and fees                             2,452,272        2,351,983         1,821,513
   Realized gains from investments                               83,608           22,092               -
   Dividends, interest and other                                137,590          119,992           147,169
                                                          -------------     ------------      ------------
                                                              6,987,417        7,417,012         5,291,030
                                                          -------------     ------------      ------------

EXPENSES:
   General and administrative                                 3,287,781        3,504,317         2,924,882
   Marketing                                                  1,081,050        1,821,297           779,026
   Clearing and brokerage charges                               621,412          708,535           576,096
   Expense reimbursements to the Funds (Note 10)                615,743          535,902           270,233
   Subadvisory fees                                             387,593          705,248            22,496
   Professional fees                                            201,417          296,874           431,934
   Amortization and depreciation                                131,992          138,116            97,399
                                                          -------------     ------------      ------------
                                                              6,326,988        7,710,289         5,102,066
                                                          -------------     ------------      ------------

Income (loss) before income taxes                               660,429         (293,277)          188,964
Income taxes (Note 9)                                            34,704           27,248            32,588
                                                          -------------     ------------      ------------
NET INCOME (LOSS)                                         $     625,725     $   (320,525)     $    156,376
                                                          =============     ============      ============


PER SHARE DATA:
   Basic                                                        $.46            $(.23)             $.10
                                                                ====            =====              ====
   Diluted                                                      $.43            $(.23)             $.10
                                                                ====            =====              ====

AVERAGE SHARES OUTSTANDING:
   Basic                                                      1,370,017        1,369,555         1,499,516
                                                              =========        =========         =========
   Diluted                                                    1,468,252        1,369,555         1,549,815
                                                              =========        =========         =========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                     BULL & BEAR GROUP, INC.

                                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                              NUMBER OF SHARES    AMOUNT
                                                                                  NOTES
                                                                                  RECEIVABLE
                                                                                  FOR                    UNREALIZED
                                                                      ADDITIONAL  COMMON      RETAINED   GAINS ON      TOTAL
                              CLASS A   CLASS B   CLASS A   CLASS B   PAID-IN     STOCK       EARNINGS   MARKETABLE    SHAREHOLDERS'
                              COMMON    COMMON    COMMON    COMMON    CAPITAL     ISSUED      (DEFICIT)  SECURITIES    EQUITY
                              ------    ------    ------    ------    ----------  ----------  ---------  ----------    -------------

BALANCE, DECEMBER 31, 1994   1,503,152  20,000    $15,032    $200    $6,497,796  $(305,000) $(2,298,329)   $  -        $3,909,699

Voiding of 1993 exercise of
stock options and
cancellation of notes
receivable (Note 7)         (280,000)      -      (2,800)      -     (297,200)     300,000       -            -             -
Issuance of Class A common
stock on exercise
of stock options             274,020       -       2,740       -      291,280         -          -            -          294,020
Received in exchange for
exercise of stock options   (149,155)      -      (1,491)      -     (259,529)        -          -            -         (261,020)
Collection of note receivable   -          -          -        -          -         5,000        -            -            5,000
Net income                      -          -          -        -          -           -      156,376          -          156,376
Unrealized gains on
marketable securities           -          -          -        -          -           -          -          66,020        66,020
                             ------------------------------------------------ ------------------------------------------------------
BALANCE, DECEMBER 31, 1995  1,348,017    20,000    13,481     200    6,232,347        -    (2,141,953)      66,020     4,170,095

Issuance of Class A common
stock on exercise
of stock options              2,000        -          20       -         3,730        -          -            -            3,750
Net loss                        -          -          -        -           -          -      (320,525)        -         (320,525)
Unrealized gains on
marketable securities           -          -          -        -           -          -          -          64,566         64,566
                           --------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996 1,350,017    20,000     13,501     200     6,236,077       -     (2,462,478)    130,586      3,917,886

Net income                      -          -          -        -           -          -        625,725        -          625,725
Unrealized losses on
marketable securities           -          -          -        -           -          -           -        (88,500)      (88,500)
                          ----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997 1,350,017    20,000     $13,501   $200    $6,236,077$      -    $(1,836,753)    $  42,086    $4,455,111
                           =========    ======     =======   ====    ===================================== =========    ==========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  BULL & BEAR GROUP, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED DECEMBER 31,


                                                                          1997           1996              1995
                                                                          ----           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                 $    625,725    $   (320,525)   $      156,376
                                                                     ------------    ------------    --------------
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
      TO NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES:
      Depreciation and amortization                                       131,992         138,116           97,399
      Increase in cash value of life insurance                            (32,333)        (30,000)          (30,000)
      Realized/unrealized (gain) loss on investments                      (83,608)        (32,725)          (26,048)
      (Increase) decrease in:
         Management, distribution and shareholder
            administration fees receivable                                (61,040)        (28,735)          (18,642)
         Interest, dividends and other receivables                         16,730         43,557            (32,387)
         Prepaid expenses and other current assets                       (122,109)       143,858           (199,301)
         Other assets                                                      (5,774)        (48,401)          12,802
      Increase (decrease) in:
         Accounts payable                                                  26,305        (475,698)         412,719
         Accrued expenses                                                   4,917          4,610            51,156
         Other current liabilities                                         (1,212)         (1,760)             (720)
                                                                     ------------    ------------    --------------
   TOTAL ADJUSTMENTS                                                     (126,132)       (287,178)         266,978
                                                                     ------------    ------------    -------------
      NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                             499,593        (607,703)         423,354
                                                                     ------------    ------------    -------------


                                               BULL & BEAR GROUP, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Continued)

                                              YEARS ENDED DECEMBER 31,


                                                                           1997           1996              1995
                                                                           ----           ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvement to real estate held for investment                  $     (218,956)   $   (204,642)   $       (2,105)
   Capital expenditures                                                   (27,804)       (100,799)          (58,744)
   Proceeds from sale of Bull & Bear Properties, Inc.                         -           43,763                -
   Proceeds from sales of investments                                     556,831        963,318           414,790
   Purchases of investments                                            (1,231,204)       (785,512)       (1,396,250)
   Acquisition of intangible assets                                           -           (66,780)         (267,411)
                                                                   --------------    ------------    --------------
      NET CASH USED IN INVESTING ACTIVITIES                              (921,133)       (150,652)       (1,309,720)
                                                                   --------------    ------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Collection of note receivable                                              -               -              5,000
   Increase in capitalized lease obligation                                   -           46,416                -
   Repayments of capitalized lease obligation                             (13,271)        (12,041)              -
   Proceeds from issuance of Class A Common Stock                             -            3,750            33,000
                                                                   --------------    -----------     -------------
      NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                             (13,271)        38,125            38,000
                                                                   --------------    -----------     -------------

      NET DECREASE IN CASH AND CASH EQUIVALENTS                          (434,811)       (720,230)         (848,366)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                      747,444      1,467,674         2,316,040
                                                                   --------------    -----------     -------------
   END OF YEAR                                                     $      312,633    $   747,444     $   1,467,674
                                                                   ==============    ===========     =============


SUPPLEMENTAL DISCLOSURE:

   The Company did not pay any Federal income taxes in 1997, 1996 or 1995.

   The Company paid $916 and $1,309 in interest in 1997 and 1996 and no interest in 1995.

   Common stock received and retired in exchange for exercise of stock options was $261,020 in 1995.



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
         Bull & Bear Group, Inc. ("Company") is a holding company. Its subsidiaries' business consists of providing investment management, distribution and shareholder administration services for the Bull & Bear Funds, Midas Fund and Rockwood Fund ("Funds") and discount brokerage services.

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Substantially all intercompany accounts and transactions have been eliminated.

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

         CASH AND CASH EQUIVALENTS
         Investments   in  money  market  funds  are   considered   to  be  cash
         equivalents. At December 31, 1997 and 1996, the Company and subsidiaries had invested approximately $260,300 and $657,500, respectively, in an affiliated money market fund.

         MARKETABLE SECURITIES
         The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for- sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiaries are valued at market with unrealized gains and losses included in earnings.

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

                        DECEMBER 31, 1997, 1996 AND 1995


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

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
         Real estate held for investment is recorded at cost and is depreciated on the straight-line basis over its estimated useful life. At December 31, 1997 and 1996, accumulated depreciation amounted to approximately $51,600 and $27,400, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At December 31, 1997 and 1996, accumulated depreciation amounted to approximately $818,900 and $749,300, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
         The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At December 31, 1997 and 1996, accumulated amortization amounted to approximately $623,400 and $585,100, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

         EARNINGS PER SHARE
         The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" in 1997. The earnings per share for 1996 and 1995 have been restated to conform to the provisions of this statement. Basic earnings per share is computed using the weighted average number
         of shares outstanding.   Diluted
         earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1997, 1996 AND 1995


         The following table sets forth the computation of basic and diluted earnings per share:

                                          1997          1996           1995
                                          ----          ----           ----
Numerator for basic and diluted
earnings per share:
  Net income (loss)                 $   625,725   $  (320,525)    $   156,376
                                    ===========   ============    ===========

Denominator:
  Denominator for basic earnings
  per share weighted-average shares   1,370,017     1,369,555       1,499,516
  Effect of dilutive securities:
  Employee Stock Options                 98,235          -             50,299
                                   ------------   ------------    -----------

Denominator for diluted earnings
  per share adjusted weighted
  average shares and assumed
  conversions                         1,468,252     1,369,555       1,549,815
                                    ===========    ===========     ===========

         RECLASSIFICATIONS
         Certain reclassifications of the 1996 and 1995 financial statements have been made to conform to the 1997 presentation.


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

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1997, 1996 AND 1995


3.    MARKETABLE SECURITIES

At December 31, 1997, marketable securities consisted of:
 Broker/dealer securities - at market
   U.S. Treasury Notes, due 6/30/99 - 9/30/00 (cost $1,260,380)    $1,265,943
                                                                    ----------
 Other companies
   Available-for-sale securities - at market
     Unaffiliated mutual funds                                         36,324
     Affiliated mutual funds                                            3,157
     Equity securities                                                186,884
     U.S. Treasury Notes, due 9/30/00                                 353,720
                                                                 ------------
     Total available-for-sale securities (cost - $537,999)            580,085
                                                                 ------------
                                                                   $1,846,028

At December 31, 1996, marketable securities consisted of:
  Broker/dealer securities - at market
     U.S. Treasury Notes, due 5/15/97 - 6/30/99 (cost $956,925)   $   961,000
                                                                  -----------

  Other companies
     Available-for-sale securities - at market
       Unaffiliated mutual funds                                       37,251
       Affiliated mutual funds                                          7,662
       Equity securities                                              170,634
                                                                 ------------
   Total available-for-sale securities (cost - $84,961)               215,547
                                                                 ------------
                                                                   $1,176,547

      At December 31, 1997 and 1996, the Company had $42,086 and $130,586, respectively, of unrealized gains on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity.


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

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1997, 1996 AND 1995


      The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $45,457 at December 31, 1997. Depreciation expense of $29,042 has been recognized on this property as of December 31, 1997. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

   YEAR ENDING DECEMBER 31,
      1998                                                             $14,188
      1999                                                               7,586
                                                                     ---------
      Total minimum lease payments                                      21,774
      Less amount representing interest and executory costs                670
                                                                    ----------
      Present value of minimum lease payments                        $  21,104
                                                                     =========


5.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of December 31, 1997 and 1996, none of the Preferred Stock was issued.


6.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 1997, these subsidiaries had net capital of approximately $553,700 and $614,900; net capital requirements of $250,000 and $25,000; excess net capital of approximately $303,700 and $589,900; and the ratios of aggregate indebtedness to net capital were approximately .45 to 1 and .28 to 1, respectively.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1997, 1996 AND 1995


7.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996 and October 29, 1997 increasing the maximum number of options to 450,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. The current two non-employee directors were granted 10,000 options each on December 6, 1995 and 5,000 options each on October 29, 1997. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years. If the recipient of any option owns 10% or more of the Class B shares, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted.

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

                                                 YEARS ENDED DECEMBER 31,
                                                 1997              1996
                                                 ----              ----
  Net income (loss):          As Reported       $625,725         $(320,525)
                              Proforma          $246,394         $(463,738)
  Earnings per share
     Basic                    As Reported       $.46             $(.23)
                              Proforma          $.18             $(.34)
     Diluted                  As Reported       $.43             $(.23)
                              Proforma          $.17             $(.34)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: expected volatility of 92.83% and 93.82%, risk-free interest rate of 5.85% and 5.29% and expected life of three years and five years.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1997, 1996 AND 1995


      A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                             WEIGHTED
                                           NUMBER           AVERAGE
                                             OF            EXERCISE
 STOCK OPTIONS                             SHARES           PRICE
 -------------                            --------       --------
 OUTSTANDING AT DECEMBER 31, 1995          49,000            $1.76
    Granted                                229,000           $2.04
    Exercised                               (2,000)          $1.88
    Canceled                               (27,000)          $1.91
                                          --------
 OUTSTANDING AT DECEMBER 31, 1996         249,000            $2.00
    Granted                               167,000            $2.53
    Canceled                               (34,000)          $1.97
                                          --------
 OUTSTANDING AT DECEMBER 31, 1997         382,000            $2.23
                                          =======

      There  were  146,000  options  exercisable  at  December  31,  1997 with a weighted-average exercise price of $2.37. There were no options exercisable at December 31, 1996. The weighted-average fair value of options granted was $1.41 and $1.42 for the years ended December 31, 1997 and 1996, respectively.

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                                  OPTIONS OUTSTANDING

                                      WEIGHTED-AVERAGE
       RANGE OF         NUMBER            REMAINING          WEIGHTED-AVERAGE
  EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE        EXERCISE PRICE
  ---------------     -----------    -------------------    ------------------
  $1.50   - $1.625        15,000           2.0 years               $1.52
  $1.875 - $2.475        334,000           3.8 years               $2.20
  $2.75   - $3.00         33,000           4.0 years               $2.92

      In addition, there were 30,000 non-qualified stock options with a range of exercise prices of $1.75 - $2.25 outstanding and exercisable as of December 31, 1997.


PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended December 31, 1997, 1996 and 1995 was approximately $44,800, $39,900 and $31,100, respectively.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1997, 1996 AND 1995


9.    INCOME TAXES

      The provision for income taxes charged to operations was as follows:

                                       1997           1996          1995
                                       ----           ----          ----
   Current
      State and local                 $34,704       $27,248        $32,588
      Federal                            -              -             -
                                   ------------   ------------     ---------
                                      $34,704       $27,248        $32,588
                                      =======       =======        =======

      Deferred tax assets (liabilities) are comprised of the following at December 31, 1997 and 1996:

                                                   1997               1996
                                                   ----               ----
   Unrealized appreciation on investments     $   (16,200)       $   (45,800)
   Net operating loss carryforwards               277,100            509,500
                                                ----------         ----------
       Net deferred tax assets                    260,900            463,700
   Deferred tax asset valuation allowance        (260,900)          (463,700)
                                                ----------         -----------
       Net deferred tax assets                    $   -              $   -
                                                  ========           ========

      The full amount of the deferred tax asset was offset by a valuation allowance due to uncertainties associated with the ultimate realization of the net operating loss carryforwards. The change in the valuation allowance for the year ended December 31, 1997 was the result of the net income for the year and the decrease in the unrealized appreciation on investments.

      For the year ended December 31, 1997, the provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal tax rates to pre-tax income as a result of utilization of net operating loss carryforwards.

      At December 31, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $815,000, of which $298,600, $187,800, $62,700 and $265,900 expire in 2004, 2005, 2006 and 2011, respectively.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1997, 1996 AND 1995


10.   RELATED PARTIES

      All management and distribution fees are from providing services to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder
      administration   fees  represent   reimbursement   of  costs  incurred  by
      subsidiaries of the Company on behalf of the open-end Funds. Such reimbursement amounted to approximately $286,100, $249,700 and $363,200 for the years ended December 31, 1997, 1996 and 1995, respectively.

      In connection with investment management services, the Company's investment managers waived management fees from the Funds in the amount of approximately $615,700, $535,900 and $270,200 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of December 31, 1997, the policy had a cash surrender value of approximately $109,000 and is included in other assets in the balance sheet.

      The Company's discount broker/dealer received brokerage commissions of approximately $259,400, $179,500 and $153,200 from the Funds for the years ended December 31, 1997, 1996 and 1995, respectively.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1997, 1996 AND 1995


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

      Although a group called Karpus Investment Management ("KIM") previously failed to elect its slate of nominees in opposition to management at the 1997 annual meeting of stockholders of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG"), a closed-end fund managed by BBAI, another BBG annual meeting is scheduled for 1998. In addition, on February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190, and KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005. The outcome of these matters and their effect on the Company or BBAI's management agreement with BBG cannot be predicted with certainty.

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1997, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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


                                       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                    MARCH 31,          JUNE 30,       SEPT. 30,          DEC. 31,
   1997
REVENUES                                           $1,911,891        $1,765,995       $1,684,132        $1,625,399
                                                   ==========        ==========       ==========        ==========
INCOME
   Net Income                                      $   115,655       $   163,587     $   215,744       $   130,739
                                                   ===========       ===========     ===========       ===========

INCOME PER SHARE
   Net Income                                             $.08              $.12             $.16             $.10
                                                          ====              ====             ====             ====


   1996
REVENUES                                           $1,526,469        $2,054,758       $1,904,869        $1,930,916
                                                   ==========        ==========       ==========        ==========
INCOME (LOSS)
   Net Income (Loss)                               $  (418,274)      $  (199,710)    $   134,673       $   162,786
                                                   ===========       ===========     ===========       ===========

INCOME (LOSS) PER SHARE
   Net Income (Loss)                                     $(.30)            $(.13)            $.09             $.12
                                                         =====             =====             ====             ====


   1995
REVENUES                                           $1,292,575        $1,323,620       $1,362,963        $1,311,872
                                                   ==========        ==========       ==========        ==========

INCOME (LOSS)
   Net Income (Loss)                              $   113,764       $   115,490     $     50,894        $  (123,772)
                                                  ===========       ===========     ============        ===========

INCOME (LOSS) PER SHARE
   Net Income (Loss)                                     $.07              $.07             $.03          $(.07)
                                                         ====              ====             ====          =====


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters during the two years ended December 31, 1997.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

      The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

      NAME              POSITION                    YEARS OF SERVICE        AGE
                                                    DIRECTOR   OFFICER

Bassett S. Winmill      Chairman of the Board         21         21          68

Robert D. Anderson      Vice Chairman of the Board    21         21          68

Mark C. Winmill         Co-President,                 9          11          40
                        Chief Financial Officer,
                        Director

Thomas B. Winmill, Esq. Co-President,                 9          10          38
                        General Counsel, Director

Edward G. Webb, Jr.     Director                      12*         -          58

Charles A. Carroll      Director                      6           -          67

Steven A. Landis        Senior Vice President         -           3          42

James R. Mitchell, II   Senior Vice President         -           4          36

Joseph Leung            Treasurer,                    -           3          32
                        Chief Accounting Officer

Deborah Ann Sullivan    Vice President,
                        Secretary                     -           1          28

*  1985 TO 1990 AND 1992 TO PRESENT.

      Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

      BASSETT S. WINMILL - Chairman of the Board of Directors. He is also Chairman of certain investment companies managed by Company subsidiaries. He is a member of the New York Society of Security Analysts, the Association for Investment Management and Research, and the International Society of Financial Analysts.

      ROBERT D. ANDERSON - Vice Chairman of the Board of Directors.   He is also
      Vice Chairman of certain investment companies managed by Company subsidiaries and of the subsidiaries of the Company.

      MARK C. WINMILL - Co-President, Chief Financial Officer and Director.   He
      is also President of Bull & Bear Securities, Inc. and Co-President of the investment companies managed by Company subsidiaries and of certain other
      subsidiaries of the Company.   He is a son of Bassett S. Winmill and a
      brother of Thomas B. Winmill.

      THOMAS B. WINMILL, ESQ. - Co-President, General Counsel and Director. He is also President of Bull & Bear Advisers, Inc. and Co-President of the investment companies managed by Company subsidiaries and of certain
      other subsidiaries of the Company.   He is a member of the New York State
      Bar. He is a son of Bassett S. Winmill and a brother of Mark C. Winmill.

      EDWARD G. WEBB, JR. - Director. He has been President of Webb Associates, Ltd. since 1996. From 1990 to 1996, he was Investment Director for Home
      Insurance Company.   Prior to that, he served as a Senior Vice President
      and Director of the Company.

      CHARLES A. CARROLL - Director.   From 1989 to the present, he has been
      affiliated with Kalin Associates,
      Inc., a member firm of the New York Stock Exchange.

      STEVEN A. LANDIS - Senior Vice President. He is also Senior Vice President of the investment companies managed by Company subsidiaries. From 1993 to 1995 he was Associate Director of Proprietary Trading at Barclays De Zoete Wedd Securities, Inc., from 1992 to 1993 he was Director, Bond Arbitrage at WG Trading Company, and from 1989 to 1992 he was Vice President of Wilkinson Boyd Capital Markets.

      JAMES R. MITCHELL, II - Senior Vice President.   He is also Senior Vice
      President of BBSI since 1994.
      From 1992 to 1994 he was Vice President of BBSI.

      JOSEPH LEUNG, CPA - Treasurer and Chief Accounting Officer. He is also Treasurer and Chief Accounting Officer of the investment companies managed by Company subsidiaries. From 1992 to 1995 he held various positions with Coopers & Lybrand L.L.P., a public accounting firm. From 1991 to 1992 he was the accounting supervisor at Retirement Systems Group, a mutual fund company.

      DEBORAH ANN SULLIVAN - Vice President, Secretary. She is also Vice President and Secretary of the investment companies managed by Company subsidiaries. From 1993 to 1994 she was a Blue Sky Paralegal for Sun America Asset Management Corporation and from 1992 through 1993 she was Compliance Administrator and Blue Sky Administrator with Prudential Inc. and Prudential Fund Management, Inc. She earned her Juris Doctor at Hofstra University, School of Law.

      Each director is elected by the vote or written consent of the holder of a majority of the Class B Common Stock and holds office until the next meeting of the Class B common stockholder and until his successor is elected and qualified, or until his earlier death, resignation or removal.

      Based solely on the information from Forms 3, 4, and 5 furnished to it, the Company believes that the directors, officers, and owners of more than 10 percent of the Class A Common Stock of the Company have filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years except as follows: Bassett S. Winmill with respect to transactions in April 1997 filed a Form 4 on May 5, 1997, and amendments thereto on May 16, 1997 and March 24, 1998, and an amended Form 5 on March 24, 1998.

      Based on information available to the Company, including a December 4, 1996 letter from Maxus' counsel, Maxus (See Note 11) owns 144,000 shares or 10.7% of the outstanding Class A Common Stock of the Company. Such entities have not furnished the Company with any form under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.     EXECUTIVE COMPENSATION

      The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules. Any information not presented is omitted because the item is not applicable or not required since the Company qualifies as a small business issuer.

SUMMARY COMPENSATION TABLE
      The following table sets forth, for the three years ended December 31, 1997, the compensation paid to the chief executive officers and the other executive officers whose total annual salary and bonus exceeded $100,000 in 1997.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                             ALL OTHER
     NAME AND                                   SALARY          BONUS        OTHER ANNUAL         COMPENSATION
PRINCIPAL POSITION                    YEAR        ($)            ($)         COMPENSATION*       (A)       (B)
------------------                    ----    ---------       ---------      ------------        ---       ---

Bassett S. Winmill                    1997     $170,000        $17,708            -            $5,166     $4,750
    Chairman                          1996     $170,000        $28,333            -            $5,166     $4,750
                                      1995     $160,000        $10,000            -            $4,788     $4,620
Robert D. Anderson                    1997    $  90,000       $  9,375            -            $2,142     $2,925
    Vice Chairman                     1996    $  90,000        $15,000            -            $2,142     $3,211
                                      1995    $  89,000       $  5,562            -            $2,104     $3,310
Mark C. Winmill                       1997     $122,500        $13,021            -           $   269     $3,941
    Co-President                      1996     $110,000        $18,115            -           $   152     $3,997
                                      1995     $100,000       $  6,250            -           $   132     $3,462
Thomas B. Winmill                     1997     $122,500        $13,021            -           $   177     $4,272
    Co-President                      1996     $110,000        $18,115            -           $   152     $4,066
                                      1995     $100,000       $  6,250            -           $   132     $3,678
Steven A. Landis                      1997     $120,667       $  7,542            -           $   267     $2,564
    Senior Vice President             1996     $112,000        $18,667            -           $   241     $1,750
                                      1995    $  86,167       $  8,250            -           $   150     $  -


 * Information omitted as perquisites do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year for the named executive officers.

(A)   Represents term life insurance
(B) Represents Company's matching contributions to 401(k) Plan.

OPTION GRANTS TABLE
      The following table sets forth, for the year ended December 31, 1997, information regarding the options granted to each of the executive officers named in the Summary Compensation Table.


                                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                                       ASSUMED ANNUAL RATES OF
                                                                                       STOCK PRICE APPRECIATION FOR
                                          INDIVIDUAL GRANTS                                    OPTION TERM
                               NUMBER OF    PERCENT OF
                              SECURITIES    TOTAL OPTIONS
                              UNDERLYING    GRANTED TO
                                OPTIONS     EMPLOYEES IN    EXERCISE     EXPIRATION
      NAME                      GRANTED     FISCAL YEAR     PRICE        DATE                5%           10%
      ----                    ------------------------------------------------------  ------------------------------

Bassett S. Winmill              40,000         24.0          $2.475      10/29/02         $15,880       $45,960
Mark C. Winmill                 40,000         24.0          $2.475      10/29/02         $15,880       $45,960
Thomas B. Winmill               40,000         24.0          $2.475      10/29/02         $15,880       $45,960
Robert D. Anderson               5,000          3.0          $2.250      10/29/02        $  3,110      $  6,870


      All of the above options are exercisable as of December 31, 1997.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE
      The following table sets forth, for the year ended December 31, 1997, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.

                                              NUMBER OF
                                              SECURITIES          VALUE OF
                                              UNDERLYING          UNEXERCISED
                      NUMBER OF               UNEXERCISED         IN-THE-MONEY
                      SHARES                  OPTIONS AT          OPTIONS AT
                      ACQUIRED   DOLLAR       12-31-97 (#)        12-31-97 ($)
                         ON      VALUE        EXERCISABLE/        EXERCISABLE/
NAME                  EXERCISE   REALIZED     UNEXERCISABLE       UNEXERCISABLE

Bassett S. Winmill       -          -         40,000/50,000      $21,000/$46,875
Mark C. Winmill          -          -         40,000/50,000      $21,000/$46,875
Thomas B. Winmill        -          -         40,000/50,000      $21,000/$46,875
Robert D. Anderson       -          -          5,000/20,000       $3,750/$22,500
Steven A. Landis         -          -              0/20,000           $0/$22,500

LONG-TERM INCENTIVE PLAN AWARDS TABLE
      There were no long-term incentive plan awards made during the year ended December 31, 1997.

COMPENSATION OF DIRECTORS
      Edward G. Webb, Jr. and Charles A. Carroll were the only individuals who received compensation for their service as directors of the Company in 1997. They were each paid $500 per quarter as a retainer and $2,000 per quarterly
meeting attended plus expenses.   For the year ended December 31, 1997, Mr. Webb
and Mr. Carroll were each paid $10,000 for attending all four meetings. Mr. Webb and Mr. Carroll each also received an option to purchase
5,000 shares of Class A Common Stock at an exercise price of $2.25 per share.

EMPLOYMENT CONTRACTS
      The Company has no employment or termination contracts with any of its employees except to the extent of the agreement described in Note 11 to the financial statements.

REPRICING OF OPTIONS TABLE
      During 1997, the Stock Option Committee amended the exercise price on the Stock Options issued to Mark C. Winmill and Thomas B. Winmill in 1996. The exercise price on the stock options was increased to $2.0625 from $1.875.

1995 LONG-TERM INCENTIVE PLAN
      On December 6, 1995, the Board of Directors of the Company ("Board") and the Class B voting common stockholder adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan ("Plan"), under which options and stock-based awards (collectively, "Awards") may be made to directors, officers and employees of the Company or its subsidiaries. The Plan was amended by the Board and the Class B voting common stockholder on February 5, 1996 and October 29, 1997. The amended Plan is described below.

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

GENERAL PROVISIONS
      Duration of the Plan; Share Authorization. The Plan will terminate on December 6, 2005, unless terminated earlier by the Board.

      Four hundred fifty thousand (450,000) shares of the Company's Class A Common Stock ("Shares") are available for Awards under the Plan. The Shares to be offered under the Plan are authorized and unissued Shares, or issued Shares that have been reacquired by the Company and held in its treasury. Holders of Shares do not have voting rights except as specifically provided by the Delaware General Corporation Law.

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

      Plan Administration. The Plan is administered by the Board or Stock Option Committee ("Committee") of the Board. The Committee is composed of at least two directors of the Company, each of whom is a "Non-Employee Director" as defined in Rule 16b-3 promulgated by the SEC ("Rule 16b-3") under Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). When the Committee is administering the Plan, the Committee will determine the officers and other key employees who will be eligible for and granted Awards, determine the amount and type of Awards, establish and modify administrative rules relating to the Plan, impose such conditions and restrictions on Awards as it determines appropriate and take such other action as may be necessary or advisable for the proper administration of the Plan. The Committee may, with respect to Participants who are not subject to Section 16 of the Exchange Act, delegate such of its powers and authority under the Plan as it deems appropriate to certain officers or employees of the Company.

      Plan Participants. Any employee of the Company or its subsidiaries, whether or not a director of the Company, may be selected by the Committee to receive an Award under the Plan. Non-Employee Directors shall receive such Awards (other than Incentive Stock Options) as the Board in its discretion may designate.

AWARDS AVAILABLE UNDER THE PLAN
      Awards to employees under the Plan may take the form of stock options or Restricted Share Awards. Awards under the Plan may be granted alone or in combination with other Awards. The consideration for issuance of Awards under the Plan is the continued services of the employees and non-employee directors to the Company and its subsidiaries.

      Stock Options Granted to Employees. Stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended from time to time, or any successor thereto ("Code"), and stock options that do not meet such requirements ("Non-Qualified Stock Options") are both available for grant to employees under the Plan.

      The term of each option will be determined by the Committee, but no option will be exercisable more than ten years after the date of grant. If, however, an Incentive Stock Option is granted to a Participant who, at the time of grant of the option, owns (or is deemed to own under Section 424(d) of the Code) more than 10% (a "Ten Percent Shareholder") of the Company's Class B common stock, par value $0.01 per share ("Company Voting Securities"), the option is not exercisable more than five years after the date of grant. Options may also be subject to restrictions on exercise, such as exercise in periodic installments, performance targets and waiting periods, as determined by the Committee.

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

      Subject to whatever installment exercise and waiting period provisions the Committee may impose, options may be exercised in whole or in part at any time prior to expiration of the option by giving written notice of exercise to the Company specifying the number of Shares to be purchased. Such notice must be accompanied by payment in full of the purchase price in such form as the Committee may accept (including payment in accordance with a cashless exercise program under which, if so instructed by the Participant, Shares may be issued directly to the Participant's broker or dealer upon receipt of the purchase price in cash from the broker or dealer). If and to the extent determined by the Committee in its discretion at or after grant, payment in full or in part may also be made in the form of Shares duly owned by the Participant (and for which the Participant has good title, free and clear of any liens and encumbrances) or by reduction in the number of Shares issuable upon such exercise based, in each case, on the Fair Market Value of the Shares on the date the option is exercised. In the case of an Incentive Stock Option, however, the right to make payment of the purchase price in the form of Shares may be authorized only at the time of grant.

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

      Awards Granted to Non-Employee Directors. Non-Employee Directors are eligible only to receive Non-Qualified Stock Options and Awards of Restricted Shares. All such grants may be made only by the Board. The terms and conditions applicable to grants of such Awards to Non-Employee Directors (except where specifically stated herein to the contrary) are the same as those applicable to grants of Non-Qualified Options and Restricted Shares to employees, except that references to (a) the Committee shall be deemed to refer to the Board (b) employees shall be deemed to refer to Non-Employee Directors and (c) termination of employment shall be deemed to refer to termination of service.

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

      (B) The following table sets forth, as of December 31, 1997, information relating to beneficial ownership by individual directors of the Company, executive officers named in the Summary Compensation Table and by directors and executive officers of the Company as a group, of the currently issued and outstanding Class A Common Stock of the Company.
                                      AMOUNT AND NATURE OF          PERCENT
NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP (5)      OF CLASS
------------------------              ------------------------      --------
   Bassett S. Winmill                     247,604 (1)                17.8%
   Robert D. Anderson                     103,414 (2)                 7.6%
   Thomas B. Winmill                      119,870 (3)                 8.6%
   Mark C. Winmill                         70,800 (1)                 5.1%
   Edward G. Webb, Jr.                     21,684 (4)                 1.6%
   Charles A. Carroll                      25,000 (4)                 1.8%
   All directors and executive
   officers as a group (10 persons)       588,372                    39.1%

         (1) Includes options exercisable to purchase 40,000 shares and excludes 50,000 options not exercisable at December 31, 1997.

         (2) Includes options exercisable to purchase 5,000 shares and excludes 20,000 options not exercisable at December 31, 1997.

         (3) Includes 36,000 and 10,000 shares held by Thomas B. Winmill's wife and sons, respectively of which he disclaims beneficial ownership and options exercisable to purchase 40,000 shares and excludes 50,000 options not exercisable at December 31, 1997.

         (4) Includes options exercisable to purchase 15,000 shares.

         (5) The nature of the beneficial ownership for all the Class A Common Stock is investment power.

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

                                        LARGEST               AMOUNT
                                        AMOUNT OF             OUTSTANDING AT
NAME AND RELATIONSHIP                   INDEBTEDNESS          DECEMBER 31, 1997

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

                     (3)   Exhibits
                           (2) Not applicable

                           (3) Certificate of  Incorporation  as amended
                               October 24,
                                   1989 as filed as an exhibit to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference and ByLaws amended as of October 1, 1993 as filed as an exhibit to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

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

                          (9)  Not applicable.

                          (10) Material Contracts

                              (a)   Investment      Management       Agreements,
                                    Distribution     Agreements,     Plans    of
                                    Distribution ("12b-1 Plans") and Shareholder
                                    Administration       Agreements      between
                                    subsidiaries of the Company and the Funds and Non-Exclusive License Agreements between the Company and the Funds:


                                                                                              SHAREHOLDER      NON-EXCLUSIVE
                                                           MANAGEMENT   DISTRIBUTION  12B-1    ADMINISTRATION   LICENSE
            FUND                                           AGREEMENT    AGREEMENT     PLAN     AGREEMENT        AGREEMENT

(i)    Bull & Bear Dollar Reserves                           (2)          (2)         (2)         (5)              (8)
(ii)   Bull & Bear Gold Investors Ltd.                       (2)          (2)         (2)         (5)              (8)
(iii)  Bull & Bear Global Income Fund, Inc.                  (7)          -           -           -                (8)
(iv)   Bull & Bear U.S. and Overseas Fund                    (2)          (2)         (2)         (5)              (8)
(v)    Bull & Bear Special Equities Fund, Inc.               (2)          (2)         (2)         (5)              (8)
(vi)   Bull & Bear Municipal Income Fund, Inc.               (7)          -           -           -                (8)
(vii)  Bull & Bear U.S. Government Securities
           Fund, Inc.                                        (7)          -           -           -                (8)
(viii) Midas Fund, Inc.                                      (6)          (6)         (6)         (6)              (8)
(ix)   Rockwood Fund, Inc.                                   (7)          (7)         (7)         (7)              (8)


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

                                    (7)  Filed as  exhibits to Form 10-K for the
                                         year  ended   December   31,  1996  and
                                         incorporated herein by reference.

                                    (8)  Filed as exhibits to Form 10-K for the
                                         year ended December 31, 1997 and filed
                                         herewith.

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

                           (g) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees- Bassett S. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                           (h) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees- Robert D. Anderson filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                           (i) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees- Mark C. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                           (j) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees- Thomas B. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                           (k) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees- Steven A. Landis filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                           (l) Bull & Bear Group, Inc. Stock Option Agreement - Edward G. Webb, Jr. filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                           (m) Bull & Bear Group, Inc. Stock Option Agreement - Charles A. Carroll filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                           (n) Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, (as Amended and Restated as of October 29, 1997), filed as exhibit to Form 10-K for the year ended December 31, 1997 and filed herewith.

                           (o) Option Certificate for Bassett S. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1997 and filed herewith.

                           (p)  Option Certificate for Edward G. Webb, Jr.
                                filed as an exhibit to Form 10-K for the year ended December 31, 1997 and filed herewith.

                           (q) Option Certificate for Charles A. Carroll filed as an exhibit to Form 10-K for the year ended December 31, 1997 and filed herewith.

                           (r) Option Certificate for Thomas B. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1997 and filed herewith.

                           (s) Option Certificate for Mark C. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1997 and filed herewith.

                           (t) Option Certificate for Robert D. Anderson filed as an exhibit to Form 10-K for the year ended December 31, 1997 and filed herewith.

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

                                         BULL & BEAR GROUP, INC.



March 31, 1998                           By:/s/ Joseph Leung
                                         -------------------
                                         Joseph Leung
                                         Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 31, 1998                            By:/s/ Bassett S. Winmill
                                          -------------------------
                                          Bassett S. Winmill,
                                          Chairman of the Board, Director


March 31, 1998                            By:/s/ Robert D. Anderson
                                          -------------------------
                                          Robert D. Anderson,
                                          Vice Chairman, Director


March 31, 1998                            By:/s/ Mark C. Winmill
                                          ----------------------
                                          Mark C. Winmill,
                                          Co-President, Chief Financial Officer,
                                          Director


March 31, 1998                           By:/s/ Thomas B. Winmill
                                         ------------------------
                                         Thomas B. Winmill, Esq.
                                         Co-President, General Counsel, Director


March 31, 1998                            By:/s/ Edward G. Webb, Jr.
                                          ---------------------------
                                          Edward G. Webb, Jr.
                                          Director



March 31, 1998                            By:/s/ Charles A. Carroll
                                          -------------------------
                                          Charles A. Carroll,
                                          Director

                               INDEX TO EXHIBITS


(3)  Exhibits

        (10)   Material Contracts

               (a) Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (As Amended And Restated As Of
                    October 29, 1997).

               (b)  Option Certificate for Bassett S. Winmill

               (c)  Option Certificate for Edward G. Webb, Jr.

               (d)  Option Certificate for Charles A. Carroll

               (e)  Option Certificate for Thomas B. Winmill

               (f)  Option Certificate for Mark C. Winmill

               (g)  Option Certificate for Robert D. Anderson

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

               (o) Non-Exclusive License Agreement between the Company and Bull & Bear Special Equities Fund, Inc.

               (p) Non-Exclusive License Agreement between the Company and Bull & Bear U.S. Government Securities Fund, Inc.

        (11)   Statement Regarding Computation of Per Share Earnings

        (21)   Wholly-Owned Subsidiaries of the Company

                             BULL & BEAR GROUP, INC.
                          1995 LONG-TERM INCENTIVE PLAN
                (AS AMENDED AND RESTATED AS OF OCTOBER 29, 1997)


ARTICLE I.  PURPOSE AND TERM OF THE PLAN

         1.01 PURPOSE. The purpose of the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (as Amended and Restated as of October 29, 1997) (hereinafter referred to as the "Plan") is to assist the Company (as hereinafter defined) and its subsidiaries in attracting and retaining individuals to serve as directors and highly competent personnel who will contribute to the success of the Company and its subsidiaries and to act as an incentive in motivating selected officers, key employees and directors to achieve long-term objectives, which will inure to the benefit of all stockholders of the Company.

         1.02 TERM. The Plan shall terminate without further action of the Board on December 5, 2005.

ARTICLE II.  DEFINITIONS

         For purposes of the Plan, capitalized terms shall have the following meanings:

         2.01 AWARD means any grant to a Participant of any one or a combination of Non-Qualified Stock Options or Incentive Stock Options described in Article VI, or Restricted Shares described in Article VII.

         2.02 AWARD AGREEMENT means, with respect to an Option, a certificate of Option signed by a President of the Company, and with respect to a Restricted Share Award, a written agreement between the Company and a Participant, specifically setting forth the terms and conditions of an Award granted to a Participant under the Plan.

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

         2.06 CAUSE means termination for, as determined by the Committee in its sole discretion, (i) dishonest or fraudulent conduct relating to the Company or any of its subsidiaries or their businesses; (ii) conviction of any felony that, in the judgment of the Board, involves moral turpitude or otherwise reflects on the Company or any of its subsidiaries in a significantly adverse way; or (iii) gross neglect by the Participant in the performance of his or her duties as an employee or director, or any material breach by a Participant under any employment agreement with the Company or any of its subsidiaries.

         2.07 CODE means the Internal Revenue Code of 1986, as amended from time to time, or any successor thereto. References to a section of the Code shall include that section and any comparable section or sections of any future legislation that amends, supplements or supersedes said section.

         2.08 COMMITTEE means a Committee of the Board as may be designated by the Board. The Committee shall be composed of at least two directors of the Company, each of whom is a "Non-Employee Director" as defined in Rule 16b-3. The Committee shall have the power and authority to administer the Plan in accordance with Section 3.01.

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

         2.19 NON-QUALIFIED STOCK OPTION means an Option that is not an Incentive Stock Option.

         2.20 OPTION means any option to purchase Common Stock granted pursuant to Article VI, including any Reload Option.

         2.21 PARTICIPANT means any employee of the Company or any of its subsidiaries selected by the Committee, and any Non-Employee Director selected by the Board, to receive an Award under the Plan in accordance with Article V.

         2.22 PLAN means the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (as Amended and Restated as of October 29, 1997) as set forth herein, and as the same may be amended from time to time.

         2.23 RESTRICTED SHARES means shares of Common Stock subject to restrictions imposed in connection with Awards granted under Article VII.

         2.24 RULE 16B-3 means Rule 16b-3 promulgated by the Securities and Exchange Commission under Section 16 of the Exchange Act, as the same may be amended from time to time, and any successor rule.

         2.25 TEN PERCENT SHAREHOLDER means a Participant who, at the time of grant of an Option, owns (or is deemed to own under Section 424(d) of the Code) more than 10% of Company Voting Securities.

         2.26 TERMINATION OF EMPLOYMENT OR SERVICE means the voluntary or involuntary termination of a Participant's employment with, or service as a Non-Employee Director of, the Company or any of its subsidiaries for any reason, including death, Disability, retirement or as the result of the sale or other divestiture of the Company or any of its subsidiaries or any similar transaction in which the Participant's employer or service recipient ceases to be the Company or one of its subsidiaries. Whether entering military or other government service shall constitute Termination of Employment or Service, and whether a Termination of Employment or Service is a result of Disability, shall be determined in each case by the Committee.

ARTICLE III.  ADMINISTRATION

         3.01 COMMITTEE. The Plan shall be administered by the Board or the Committee, each of which shall have exclusive and final authority in each determination, interpretation or other action affecting the Plan and its Participants. During any period in which the Plan is administered by the Board, and with respect to any Awards granted to Non-Employee Directors, all references in the Plan to the Committee shall be deemed to refer to the Board. The Committee shall have the sole and absolute discretion to interpret the Plan, to establish and modify administrative rules for the Plan, to select the officers and other key employees to whom Awards may be granted, to determine all claims for benefits under the Plan, to impose such conditions and restrictions on Awards as it determines appropriate and to take such steps in connection with the Plan and Awards granted hereunder as it may deem necessary or advisable. The Committee may, with respect to Participants who are not subject to Section 16 of the Exchange Act, delegate such of its powers and authority under the Plan as it deems appropriate to designated officers or employees of the Company.

ARTICLE IV.  SHARES OF COMMON STOCK

         4.01 NUMBER OF SHARES OF COMMON STOCK ISSUABLE. Subject to adjustments as provided in Section 8.06, 450,000 shares of Common Stock shall be available for Awards of Non-Qualified Stock Options, Incentive Stock Options and Restricted Shares under the Plan. Any and all of such shares may be issued in respect of any of the types of Awards. The Common Stock to be offered under the Plan shall be authorized and unissued Common Stock, or issued Common Stock that shall have been reacquired by the Company and held in its treasury. The Company may, but shall not be required to, register any shares of Common Stock issuable pursuant to the Plan, under the Securities Act of 1933, as amended.

         4.02 NUMBER OF SHARES OF COMMON STOCK AWARDED TO ANY PARTICIPANT. In the event the purchase price of an Option is paid in whole or in part through the delivery of shares of Common Stock issuable in connection with the exercise of the Option, a Participant will be determined to have received an Award with respect to those shares of Common Stock.

         4.03 SHARES OF COMMON STOCK SUBJECT TO TERMINATED AWARDS. The shares of Common Stock covered by any unexercised portions of terminated Options granted under Article VI, shares of Common Stock forfeited as provided in Section 7.02(a) and shares of Common Stock subject to any Awards that are otherwise surrendered by the Participant without receiving any payment or other benefit with respect thereto may again be subject to new Awards under the Plan. In the event the purchase price of an Option or tax withholding relating to an Award is paid in whole or in part through the delivery of shares of Common Stock, the number of shares of Common Stock issuable in connection with the exercise of the Option shall not again be available for the grant of Awards under the Plan.

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

         Non-Employee Directors shall receive such Awards (other than Incentive Stock Options) as the Board, in its discretion, may designate from time to time.

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

         6.02 INCENTIVE STOCK OPTIONS. In the case of any grant of an Option intended to be an Incentive Stock Option, whenever possible, each provision in the Plan and in any related Award Agreement (other than those relating to the exercise of Options following Termination of Employment or Service) shall be interpreted in such a manner as to entitle the Option holder to the tax treatment afforded by Section 422 of the Code and, if any such provision of the Plan or such Award Agreement shall be held not to comply with requirements necessary to entitle such Option to such tax treatment, then (a) such provision shall be deemed to have contained from the outset such language as shall be necessary to entitle the Option to the tax treatment afforded under Section 422 of the Code, and (b) all other provisions of the Plan and the Award Agreement relating to such Option shall remain in full force and effect. If any Award Agreement covering an Option designated by the Committee to be an Incentive Stock Option shall not explicitly include any terms required to entitle such Incentive Stock Option to the tax treatment afforded by Section 422 of the Code (other than those relating to the exercise of Options following Termination of Employment or Service), all such terms shall be deemed implicit in the designation of such Option as an Incentive Stock Option and the Option shall be deemed to have been granted subject to all such terms.

         6.03 TERMS OF OPTIONS. Options granted under the Plan shall be subject to the following terms and conditions and shall be in such form and contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Committee shall deem desirable:


       (a) Option Price. The option price per share of Common Stock  purchasable under an Option shall be determined by the Committee at the time of grant but shall not be less than 100% of the Fair Market Value of a share of Common Stock on the Date of Grant; provided, however, that, if an Incentive Stock Option is granted to a Ten Percent Shareholder, the option price per share shall be at least ll0% of the Fair Market Value of a share of Common Stock on the Date of Grant.

       (b) Option Term. The term of each Option shall be fixed by the Committee, but no Option shall be exercisable more than ten years after the Date of Grant; provided, however, that, if an Incentive Stock Option is granted to a Ten Percent Shareholder, the Option shall not be exercisable more than five years after the Date of Grant.

     (c) Exercisability.  An Award Agreement with respect to Options may contain such performance targets, waiting periods, exercise dates and restrictions on exercise (including, but not limited to, a requirement that an Option is exercisable in periodic installments) as may be determined by the Committee at the time of grant; provided, however, that, unless the Board determines otherwise, no Option may be exercised prior to the holder's completion of two years of employment with, or service as a Non-Employee Director of, the Company or any of its subsidiaries.

         (d) Method of Exercise. Subject to whatever installment exercise and waiting period provisions apply under subsection (c) above, Options may be exercised in whole or in part at any time during the Award Period, by giving written notice of exercise to the Company specifying the number of shares of Common Stock to be purchased. Such notice shall be accompanied by payment in full of the purchase price in such form as the Committee may accept, including cash for the par value and a promissory note for the balance with interest and terms acceptable to the Committee as provided in Section 8.07. If and to the extent determined by the Committee in its sole discretion at or after grant, payment in full or in part may also be made in the form of Common Stock duly owned by the Participant (and for which the Participant has good title, free and clear of any liens and encumbrances) or by reduction in the number of shares of Common Stock issuable upon such exercise based, in each case, on the Fair Market Value of the Common Stock on the date the Option is exercised; provided, however, that, in the case of an Incentive Stock Option, the right to make payment of the purchase price in the form of Common Stock may be authorized only at the time of grant. No Common Stock shall be issued until payment, as provided herein, therefor has been made. A Participant shall generally have the rights to dividends or other rights of a stockholder with respect to Common Stock subject to the Option when the Participant has given written notice of exercise and has paid for such Common Stock as provided herein.

         (f) Non-Transferability of Options. No Option shall be transferable by the Participant otherwise than by will or by the laws of descent and distribution, and all Options shall be exercisable, during the Participant's lifetime, only by the Participant.

         (g)      Exercise of Options Upon Termination of Employment or Service.

                  (i) Exercise of Vested Options Upon Termination of Employment or Service.

                  (A) Termination. Unless the Committee, in its sole discretion, provides for a shorter period of time in the Award Agreement, upon a Participant's Termination of Employment or Service other than by reason of death or Disability, the Participant may, within three months from the date of such Termination of Employment or Service, exercise all or any part of his or her Options as were exercisable at the date of Termination of Employment or Service but only if (x) the Participant resigns or retires and the Committee consents to such resignation or retirement and (y) such Termination of Employment or Service is not for Cause. If such Termination of Employment or Service is for Cause or the Committee does not so consent, the right of such Participant to exercise such Options shall terminate at the date of Termination of Employment or Service. In no event, however, may any Option be exercised later than the date described in Section 6.03(b).

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

                  (C) Death. Unless the Committee, in its sole discretion, provides for a shorter period of time in the Award Agreement, in the event of the death of a Participant while employed by, or serving as a Non-Employee Director of, the Company or prior to the expiration of the Option as provided in Section 6.03(g)
                  (i) (B) above, to the extent all or any part of the Option was exercisable as of the date of death of the Participant, the right of the Participant's Beneficiary to exercise the Option shall expire upon the expiration of one year from the date of the Participant's death (but in no event more than one year from the Participant's Disability Date) or on the date of expiration of the Option determined pursuant to Section 6.03(b), whichever is earlier. In all other cases of death following a Participant's Termination of Employment or Service, the Participant's Beneficiary may exercise the Option within the remaining time, if any, provided in Section 6.03(g)
                  (l) (A) above. In the event of the Participant's death, the Committee may, in its sole discretion, accelerate the right to exercise all or any part of an Option that would not otherwise be exercisable.

                  (ii) Expiration of Unvested Options Upon Termination of Employment or Service. To the extent all or any part of an Option was not exercisable as of the date of Termination of Employment or Service, such right shall expire at the date of such Termination of Employment or Service. Notwithstanding the foregoing, the Committee, in its sole discretion and under such terms as it deems appropriate, may permit a Participant who will continue to render significant services to the Company after his or her Termination of Employment or Service to continue to accrue service with respect to the right to exercise his or her Options during the period in which the individual continues to render such services.

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

         (b) Shareholder Rights. Beginning on the Date of Grant of the Restricted Share Award and subject to execution of the Award Agreement as provided in Section 7.01(a), the Participant shall become a shareholder of the Company with respect to all shares of Common Stock subject to the Award Agreement and shall have all of the rights of a holder of Common Stock, including, but not limited to, the right to receive dividends (or dividend equivalents); provided, however, that any shares of Common Stock distributed as a dividend or otherwise with respect to any Restricted Shares as to which the restrictions have not yet lapsed shall be subject to the same restrictions as such Restricted Shares and shall be represented by book entry and held as prescribed in
         Section 7.01(a)

         (c) Restriction on Transferability. None of the Restricted Shares may be assigned or transferred (other than by will or the laws of descent and distribution), pledged or sold prior to lapse or release of the restrictions applicable thereto.

         (d) Delivery of Shares of Common Stock Upon Release of Restrictions. Upon expiration or earlier termination of the forfeiture period without a forfeiture and the satisfaction of or release from any other conditions prescribed by the Committee, the restrictions applicable to the Restricted Shares shall lapse. As promptly as administratively feasible thereafter, subject to the requirements of Section 8.05, the Company shall deliver to the Participant or, in case of the Participant's death, to the Participant's Beneficiary, one or more stock certificates for the appropriate number of shares of Common Stock, free of all such restrictions, except for any restrictions that may be imposed by law.

7.02     TERMS OF RESTRICTED SHARES.

         (a) Forfeiture of Restricted Shares. Subject to Section 7.02(b), all Restricted Shares shall be forfeited and returned to the Company and all rights of the Participant with respect to such Restricted Shares shall terminate unless the Participant continues in the service of the Company or any parent or subsidiary of the Company as an employee or Non-Employee Director until the expiration of the forfeiture period for such Restricted Shares and satisfies any and all other conditions set forth in the Award Agreement. The Committee, in its sole discretion, shall determine the forfeiture period (which may, but need not, lapse in installments) and any other terms and conditions applicable with respect to any Restricted Share Award.

         (b) Waiver of Forfeiture Period. Notwithstanding anything contained in this Article VII to the contrary, the Committee may, in its sole discretion, waive the forfeiture period as may be determined pursuant to Section 7.02(a) or otherwise and any other conditions set forth in any Award Agreement under appropriate circumstances (including the death, disability or retirement of the Participant or a material change in circumstances arising after the date of an Award) and subject to such terms and conditions (including forfeiture of a proportionate number of Restricted Shares) as the Committee shall deem appropriate, provided that, unless the Board determines otherwise, the Participant shall at that time have completed at least two years of employment with, or service as a Non-Employee Director of, the Company or any of its subsidiaries.

ARTICLE VIII.  TERMS APPLICABLE TO ALL AWARDS GRANTED UNDER THE PLAN

         8.01 PLAN PROVISIONS CONTROL AWARD TERMS. The terms of the Plan shall govern all Awards granted under the Plan, and in no event shall the Committee have the power to grant to a Participant any Award under the Plan that is contrary to any provisions of the Plan. In the event any provision of any Award granted under the Plan shall conflict with any of the terms in the Plan as constituted on the Date of Grant of such Award, the terms in the Plan as constituted on the Date of Grant of such Award shall control.

         8.02 AWARD AGREEMENT. If there is any conflict between the provisions of an Award Agreement and the terms of the Plan, the terms of the Plan shall control.

         8.03 MODIFICATION OF AWARD AFTER GRANT. Except as provided by the Committee, in its sole discretion, in the Award Agreement or as provided in
Section 8.06, no Award granted under the Plan to a Participant may be modified (unless such modification does not materially decrease the value of the Award) after the Date of Grant except by express written agreement between the Company and the Participant, provided that any such change (a) shall not be inconsistent with the terms of the Plan, and (b) shall be approved by the Committee.

         8.04 LIMITATIONS ON TRANSFER. The rights and interest of a Participant under the Plan may not be assigned or transferred other than by will or the laws of descent and distribution. During the lifetime of a Participant, only the Participant personally may exercise rights under the Plan. Except as otherwise specifically provided in the Plan, a Participant's Beneficiary may exercise the Participant's rights only to the extent they were exercisable under the Plan at the date of the death of the Participant and are otherwise currently exercisable.

         8.05 TAXES. The Company shall be entitled, if the Committee deems it necessary or desirable, to withhold (or secure payment from the Participant in lieu of withholding) the amount of any withholding or other tax required by law to be withheld or paid by the Company with respect to any amount payable and/or shares of Common Stock issuable under such Participant's Award, or with respect to any income recognized upon lapse of restrictions applicable to an Award or upon a disqualifying disposition of Common Stock received pursuant to the exercise of an Incentive Stock Option, and the Company may defer issuance of Common Stock upon the grant, exercise or vesting of an Award unless indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee or its delegate and shall be payable by the Participant at such time as the Committee determines. The methods of withholding may include, without limitation, the payment of cash by the Participant to the Company and the withholding from the Award, at the appropriate time, of a number of shares of Common Stock sufficient, based upon the Fair Market Value of such Common Stock, to satisfy such tax withholding requirements. The Committee shall be authorized, in its sole discretion, to establish such rules and procedures relating to any such withholding methods as it deems necessary or appropriate.

         8.06     ADJUSTMENTS TO REFLECT CAPITAL CHANGES.

         (a) Recapitalization. The number and kind of shares subject to outstanding Awards, the purchase price or exercise price of such Awards, and the number and kind of shares available for Awards subsequently granted under the Plan shall be appropriately adjusted to reflect any stock dividend, stock split, combination or exchange of shares, merger, consolidation or other change in capitalization with a similar substantive effect upon the Plan or the Awards granted under the Plan. The Committee shall have the power and sole discretion to determine the nature and amount of the adjustment to be made in each case. In no event shall any adjustment be made under the provisions of this Section 8.06(a) to any previous grant of Restricted Shares if an adjustment has been or will be made to the shares of Common Stock awarded to a Participant in such person's capacity as a stockholder.

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

         8.07 LOANS. The Company shall be entitled, if the Committee in its sole discretion deems it necessary or desirable, to lend money to a Participant for purposes of (a) exercising his or her rights under an Award hereunder or (b) paying any income tax liability related to an Award; provided, however, that Non- Employee Directors shall not be eligible to receive such loans and provided, further, that the portion of the per share exercise price of an Option equal to the par value per share of Common Stock shall not be paid by means of a promissory note. Such a loan shall be evidenced by a recourse promissory note payable to the order of the Company executed by the Participant and containing such other terms and conditions as the Committee may deem desirable. The interest rate on such loans shall be sufficient to avoid imputed interest under the Code.

         8.08 SURRENDER OF AWARDS. Any Award granted to a Participant under the Plan may be surrendered to the Company for cancellation on such terms as the Committee and holder approve.

         8.09 NO RIGHT TO AWARD; NO RIGHT TO EMPLOYMENT OR SERVICE. No employee, Non-Employee Director or other person shall have any claim or right to be granted an Award. Neither the Plan nor any action taken hereunder shall be construed as giving any employee or Non-Employee Director any right to be retained in the employ or service of the Company or any of its subsidiaries.

         8.10 AWARDS NOT INCLUDABLE FOR BENEFIT PURPOSES. Income recognized by a Participant pursuant to the provisions of the Plan shall not be included in the determination of benefits under any employee pension benefit plan (as such term is defined in Section 3(2) of the Employee Retirement Income Security Act of
1974) or group insurance or other benefit plans applicable to the Participant that are maintained by the Company or any of its subsidiaries, except as may be provided under the terms of such plans or determined by resolution of the Board.

         8.11 GOVERNING LAW. Except to the extent required by Delaware corporate law, the Plan and all determinations made and actions taken pursuant to the Plan shall be governed by the laws of the State of New York other than the conflict of laws provisions of such laws, and shall be construed in accordance therewith.

         8.12 NO STRICT CONSTRUCTION. No rule of strict construction shall be implied against the Company, the Committee, or any other person in the interpretation of any of the terms of the Plan, any Award granted under the Plan or any rule or procedure established by the Committee.

         8.13 CAPTIONS. The captions (i.e., all Section and Article headings) used in the Plan are for convenience only, do not constitute a part of the Plan, and shall not be deemed to limit, characterize or affect in any way any provisions of the Plan, and all provisions of the Plan shall be construed as if no captions have been used in the Plan.

         8.14 SEVERABILITY. Whenever possible, each provision in the Plan and every Award at any time granted under the Plan shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of the Plan or any Award at any time granted under the Plan shall be held to be prohibited by or invalid under applicable law, then (a) such provision shall be deemed amended to accomplish the objectives of the provision as originally written to the fullest extent permitted by law and (b) all other provisions of the Plan and every other Award at any time granted under the Plan shall remain in full force and effect.

         8.15 LEGENDS. All certificates for Common Stock delivered under the Plan shall be subject to such transfer restrictions set forth in the Plan and such other restrictions as the Committee may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Common Stock is then listed and any applicable federal or state securities law, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate references to such restrictions.

         8.16     AMENDMENT AND TERMINATION.
         (a) Amendment. The Board shall have complete power and authority to amend the Plan at any time it is deemed necessary or appropriate; provided, however, that the Board shall not, without the affirmative approval of the holder of Company Voting Securities, make any amendment that requires stockholder approval under the Code or under any other applicable law, unless the Board determines that compliance with the Code or such other applicable law is no longer desired. No termination or amendment of the Plan may, without the consent of the Participant to whom any Award shall theretofore have been granted under the Plan, adversely affect the right of such individual under such Award; provided, however, that the Committee may, in its sole discretion, make such provision in the Award Agreement for amendments that, in its sole discretion, it deems appropriate.

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

                               OPTION CERTIFICATE

                             INCENTIVE STOCK OPTION
                                (Non-Assignable)

                                                                   40,000 Shares

                       To Purchase Class A Common Stock of
                             BULL & BEAR GROUP, INC.

                 Issued Pursuant to the Bull & Bear Group, Inc.
                        1995 Long-Term Incentive Plan (as
                  Amended and Restated as of October 29, 1997)

                  THIS CERTIFIES that on October 29, 1997, Bassett S. Winmill (the "Holder") was granted an option ("Option") to purchase at the Option price of $2.475 per share all or any part of 40,000 fully paid and non-assessable shares ("Shares") of the Class A Common Stock, par value $.01 per share, of BULL & BEAR GROUP, INC. ("Corporation"), a Delaware corporation, upon and subject to the following terms and conditions.

                  This Option shall expire on October 28, 2002.

                  This Option may be exercised or surrendered during the Holder's lifetime only by the Holder. This Option shall not be transferable by the Holder otherwise than by will or by the laws of descent and distribution.

                  Except as otherwise provided pursuant to the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (as Amended and Restated as of October 29, 1997) (the "Plan"), this Option may be exercised in whole or in part with respect to 100% of the Shares subject to this Option on and after the later of
(i) the date of grant of this Option or (ii) the date on which the Holder has completed two years of employment with the Corporation or any of its subsidiaries. In no event, however, may this Option be exercised after the Option's expiration date.

                  Upon any exercise of this Option, payment of the purchase price for the Shares to be purchased pursuant to such exercise shall be made (i) in cash or by check to the order of the Corporation, (ii) by the delivery to the Corporation of Shares already owned by the Holder, which Shares shall be valued at their fair market value on the date of exercise of the Option, (iii) if permitted by the Committee under the Plan, by delivering to the Corporation a recourse promissory note in accordance with and subject to the terms of Section
8.07 of the Plan, or (iv) by any combination of the foregoing.

                  The Option and this Option certificate are issued pursuant to and are subject to all of the terms and conditions of the Plan, the terms and conditions of which are hereby incorporated as though set forth at length and a copy of which is attached hereto.

                  WITNESS the signature of the Corporation's duly authorized officer.

Dated as of October 29, 1997

                                                   BULL & BEAR GROUP, INC.


                                                   By:/s/ Thomas B. Winmill

                               OPTION CERTIFICATE

                           NON-QUALIFIED STOCK OPTION
                                (Non-Assignable)

                                                                    5,000 Shares

                       To Purchase Class A Common Stock of
                             BULL & BEAR GROUP, INC.

                 Issued Pursuant to the Bull & Bear Group, Inc.
                        1995 Long-Term Incentive Plan (as
                  Amended and Restated as of October 29, 1997)


                  THIS CERTIFIES that on October 29, 1997, Edward G. Webb, Jr. (the "Holder") was granted an option ("Option"), which is not an incentive stock option, to purchase at the Option price of $2.25 per share all or any part of 5,000 fully paid and non-assessable shares ("Shares") of the Class A Common Stock, par value $.01 per share, of BULL & BEAR GROUP, INC. ("Corporation"), a Delaware corporation, upon and subject to the following terms and conditions.

                  This Option shall expire on October 28, 2002.

                  This Option may be exercised or surrendered during the Holder's lifetime only by the Holder. This Option shall not be transferable by the Holder otherwise than by will or by the laws of descent and distribution.

                  Except as otherwise provided pursuant to the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (as Amended and Restated as of October 29, 1997) (the "Plan"), this Option may be exercised in whole or in part with respect to 100% of the Shares subject to this Option on and after the later of
(i) the date of grant of this Option or (ii) the date on which the Holder has completed two years of employment with, or service as a non-employee director of, the Corporation. In no event, however, may this Option be exercised after the Option's expiration date.

                  Upon any exercise of this Option, payment of the purchase price for the Shares to be purchased pursuant to such exercise shall be made (i) in cash or by check to the order of the Corporation, (ii) by the delivery to the Corporation of Shares already owned by the Holder, which Shares shall be valued at their fair market value on the date of exercise of the Option, or (iii) by any combination of the foregoing.

                  The Option and this Option certificate are issued pursuant to and are subject to all of the terms and conditions of the Plan, the terms and conditions of which are hereby incorporated as though set forth at length and a copy of which is attached hereto.

                  WITNESS the signature of the Corporation's duly authorized officer.

Dated as of October 29, 1997


                                                  BULL & BEAR GROUP, INC.



                                                  By:/s/ Thomas B. Winmill

                               OPTION CERTIFICATE

                           NON-QUALIFIED STOCK OPTION
                                (Non-Assignable)

                                                                    5,000 Shares

                       To Purchase Class A Common Stock of
                             BULL & BEAR GROUP, INC.

                 Issued Pursuant to the Bull & Bear Group, Inc.
                        1995 Long-Term Incentive Plan (as
                  Amended and Restated as of October 29, 1997)


                  THIS CERTIFIES that on October 29, 1997, Charles A. Carroll (the "Holder") was granted an option ("Option"), which is not an incentive stock option, to purchase at the Option price of $2.25 per share all or any part of 5,000 fully paid and non-assessable shares ("Shares") of the Class A Common Stock, par value $.01 per share, of BULL & BEAR GROUP, INC. ("Corporation"), a Delaware corporation, upon and subject to the following terms and conditions.

                  This Option shall expire on October 28, 2002.

                  This Option may be exercised or surrendered during the Holder's lifetime only by the Holder. This Option shall not be transferable by the Holder otherwise than by will or by the laws of descent and distribution.

                  Except as otherwise provided pursuant to the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (as Amended and Restated as of October 29, 1997) (the "Plan"), this Option may be exercised in whole or in part with respect to 100% of the Shares subject to this Option on and after the later of
(i) the date of grant of this Option or (ii) the date on which the Holder has completed two years of employment with, or service as a non-employee director of, the Corporation. In no event, however, may this Option be exercised after the Option's expiration date.

                  Upon any exercise of this Option, payment of the purchase price for the Shares to be purchased pursuant to such exercise shall be made (i) in cash or by check to the order of the Corporation, (ii) by the delivery to the Corporation of Shares already owned by the Holder, which Shares shall be valued at their fair market value on the date of exercise of the Option, or (iii) by any combination of the foregoing.

                  The Option and this Option certificate are issued pursuant to and are subject to all of the terms and conditions of the Plan, the terms and conditions of which are hereby incorporated as though set forth at length and a copy of which is attached hereto.

                  WITNESS the signature of the Corporation's duly authorized officer.

Dated as of October 29, 1997


                                                   BULL & BEAR GROUP, INC.


                                                   By:/s/ Thomas B. Winmill

                               OPTION CERTIFICATE

                             INCENTIVE STOCK OPTION
                                (Non-Assignable)

                                                                   40,000 Shares

                       To Purchase Class A Common Stock of
                             BULL & BEAR GROUP, INC.

                 Issued Pursuant to the Bull & Bear Group, Inc.
                        1995 Long-Term Incentive Plan (as
                  Amended and Restated as of October 29, 1997)

                  THIS CERTIFIES that on October 29, 1997, Thomas B. Winmill (the "Holder") was granted an option ("Option") to purchase at the Option price of $2.475 per share all or any part of 40,000 fully paid and non-assessable shares ("Shares") of the Class A Common Stock, par value $.01 per share, of BULL & BEAR GROUP, INC. ("Corporation"), a Delaware corporation, upon and subject to the following terms and conditions.

                  This Option shall expire on October 28, 2002.

                  This Option may be exercised or surrendered during the Holder's lifetime only by the Holder. This Option shall not be transferable by the Holder otherwise than by will or by the laws of descent and distribution.

                  Except as otherwise provided pursuant to the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (as Amended and Restated as of October 29, 1997) (the "Plan"), this Option may be exercised in whole or in part with respect to 100% of the Shares subject to this Option on and after the later of
(i) the date of grant of this Option or (ii) the date on which the Holder has completed two years of employment with the Corporation or any of its subsidiaries. In no event, however, may this Option be exercised after the Option's expiration date.

                  Upon any exercise of this Option, payment of the purchase price for the Shares to be purchased pursuant to such exercise shall be made (i) in cash or by check to the order of the Corporation, (ii) by the delivery to the Corporation of Shares already owned by the Holder, which Shares shall be valued at their fair market value on the date of exercise of the Option, (iii) if permitted by the Committee under the Plan, by delivering to the Corporation a recourse promissory note in accordance with and subject to the terms of Section
8.07 of the Plan, or (iv) by any combination of the foregoing.

                  The Option and this Option certificate are issued pursuant to and are subject to all of the terms and conditions of the Plan, the terms and conditions of which are hereby incorporated as though set forth at length and a copy of which is attached hereto.

                  WITNESS the signature of the Corporation's duly authorized officer.

Dated as of October 29, 1997

                                                    BULL & BEAR GROUP, INC.


                                                    By:/s/ Thomas B. Winmill

                               OPTION CERTIFICATE

                             INCENTIVE STOCK OPTION
                                (Non-Assignable)

                                                                   40,000 Shares

                       To Purchase Class A Common Stock of
                             BULL & BEAR GROUP, INC.

                 Issued Pursuant to the Bull & Bear Group, Inc.
                        1995 Long-Term Incentive Plan (as
                  Amended and Restated as of October 29, 1997)

                  THIS CERTIFIES that on October 29, 1997, Mark C. Winmill (the "Holder") was granted an option ("Option") to purchase at the Option price of $2.475 per share all or any part of 40,000 fully paid and non-assessable shares ("Shares") of the Class A Common Stock, par value $.01 per share, of BULL & BEAR GROUP, INC. ("Corporation"), a Delaware corporation, upon and subject to the following terms and conditions.

                  This Option shall expire on October 28, 2002.

                  This Option may be exercised or surrendered during the Holder's lifetime only by the Holder. This Option shall not be transferable by the Holder otherwise than by will or by the laws of descent and distribution.

                  Except as otherwise provided pursuant to the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (as Amended and Restated as of October 29, 1997) (the "Plan"), this Option may be exercised in whole or in part with respect to 100% of the Shares subject to this Option on and after the later of
(i) the date of grant of this Option or (ii) the date on which the Holder has completed two years of employment with the Corporation or any of its subsidiaries. In no event, however, may this Option be exercised after the Option's expiration date.

                  Upon any exercise of this Option, payment of the purchase price for the Shares to be purchased pursuant to such exercise shall be made (i) in cash or by check to the order of the Corporation, (ii) by the delivery to the Corporation of Shares already owned by the Holder, which Shares shall be valued at their fair market value on the date of exercise of the Option, (iii) if permitted by the Committee under the Plan, by delivering to the Corporation a recourse promissory note in accordance with and subject to the terms of Section
8.07 of the Plan, or (iv) by any combination of the foregoing.

                  The Option and this Option certificate are issued pursuant to and are subject to all of the terms and conditions of the Plan, the terms and conditions of which are hereby incorporated as though set forth at length and a copy of which is attached hereto.

                  WITNESS the signature of the Corporation's duly authorized officer.

Dated as of October 29, 1997

                                                  BULL & BEAR GROUP, INC.


                                                  By:/s/ Thomas B. Winmill

                               OPTION CERTIFICATE

                             INCENTIVE STOCK OPTION
                                (Non-Assignable)

                                                                    5,000 Shares

                       To Purchase Class A Common Stock of
                             BULL & BEAR GROUP, INC.

                 Issued Pursuant to the Bull & Bear Group, Inc.
                        1995 Long-Term Incentive Plan (as
                  Amended and Restated as of October 29, 1997)

                  THIS CERTIFIES that on October 29, 1997, Robert D. Anderson (the "Holder") was granted an option ("Option") to purchase at the Option price of $2.25 per share all or any part of 5,000 fully paid and non-assessable shares ("Shares") of the Class A Common Stock, par value $.01 per share, of BULL & BEAR GROUP, INC. ("Corporation"), a Delaware corporation, upon and subject to the following terms and conditions.

                  This Option shall expire on October 28, 2002.

                  This Option may be exercised or surrendered during the Holder's lifetime only by the Holder. This Option shall not be transferable by the Holder otherwise than by will or by the laws of descent and distribution.

                  Except as otherwise provided pursuant to the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (as Amended and Restated as of October 29, 1997) (the "Plan"), this Option may be exercised in whole or in part with respect to 100% of the Shares subject to this Option on and after the later of
(i) the date of grant of this Option or (ii) the date on which the Holder has completed two years of employment with the Corporation or any of its subsidiaries. In no event, however, may this Option be exercised after the Option's expiration date.

                  Upon any exercise of this Option, payment of the purchase price for the Shares to be purchased pursuant to such exercise shall be made (i) in cash or by check to the order of the Corporation, (ii) by the delivery to the Corporation of Shares already owned by the Holder, which Shares shall be valued at their fair market value on the date of exercise of the Option, (iii) if permitted by the Committee under the Plan, by delivering to the Corporation a recourse promissory note in accordance with and subject to the terms of Section
8.07 of the Plan, or (iv) by any combination of the foregoing.

                  The Option and this Option certificate are issued pursuant to and are subject to all of the terms and conditions of the Plan, the terms and conditions of which are hereby incorporated as though set forth at length and a copy of which is attached hereto.

                  WITNESS the signature of the Corporation's duly authorized officer.

Dated as of October 29, 1997

                                                  BULL & BEAR GROUP, INC.


                                                  By:/s/ Thomas B. Winmill

                         NON-EXCLUSIVE LICENSE AGREEMENT



         AGREEMENT dated as of March 4, 1998 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR FUNDS I, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

         WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

         WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

         NOW, THEREFORE, the parties hereto agree as follows:

1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

5. The license provided for in this Agreement may be terminated in the event the Investment Manager of the Licensee shall not be Bull & Bear Advisers, Inc. or some other corporation controlling, controlled by, or under the common control of the Licensor.

6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

7. The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

1.
8. The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

                             BULL & BEAR GROUP, INC.

                            By:/s/ Robert D. Anderson



                            BULL & BEAR FUNDS I, INC.


                            By:/s/ Thomas B. Winmill

                                   Schedule A



1.     Bull & Bear Performance Account

2.     Bull & Bear Performance Plus Account

3.     Performance

4.     Bull & Bear

5.     Performance Driven

6.     Bull & Bear Performance Driven

7.     Bull & Bear Stockfax

9.     Bull & Bear No-Fee IRA

10.    Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



         AGREEMENT dated as of March 4, 1998 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR FUNDS II, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

         WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

         WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

         NOW, THEREFORE, the parties hereto agree as follows:

1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

5. The license provided for in this Agreement may be terminated in the event the Investment Manager of the Licensee shall not be Bull & Bear Advisers, Inc. or some other corporation controlling, controlled by, or under the common control of the Licensor.

6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

7. The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

8. The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

                             BULL & BEAR GROUP, INC.


                            By:/s/ Robert D. Anderson



                           BULL & BEAR FUNDS II, INC.


                            By:/s/ Thomas B. Winmill

                                   Schedule A



1.     Bull & Bear Performance Account

2.     Bull & Bear Performance Plus Account

3.     Performance

4.     Bull & Bear

5.     Performance Driven

6.     Bull & Bear Performance Driven

7.     Bull & Bear Stockfax

9.     Bull & Bear No-Fee IRA

10.    Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



         AGREEMENT dated as of March 4, 1998 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR GOLD INVESTORS LTD., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

         WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

         WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

         NOW, THEREFORE, the parties hereto agree as follows:

1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

5. The license provided for in this Agreement may be terminated in the event the Investment Manager of the Licensee shall not be Bull & Bear Advisers, Inc. or some other corporation controlling, controlled by, or under the common control of the Licensor.

6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

7. The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

8. The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                             BULL & BEAR GROUP, INC.


                            By:/s/ Robert D. Anderson



                         BULL & BEAR GOLD INVESTORS LTD.


                            By:/s/ Thomas B. Winmill

                                   Schedule A



1.     Bull & Bear Performance Account

2.     Bull & Bear Performance Plus Account

3.     Performance

4.     Bull & Bear

5.     Performance Driven

6.     Bull & Bear Performance Driven

7.     Bull & Bear Stockfax

9.     Bull & Bear No-Fee IRA

10.    Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



         AGREEMENT dated as of March 4, 1998 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR GLOBAL INCOME FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

         WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

         WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

         NOW, THEREFORE, the parties hereto agree as follows:

1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

5. The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

7. The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

8. The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                             BULL & BEAR GROUP, INC.


                            By:/s/ Robert D. Anderson



                      BULL & BEAR GLOBAL INCOME FUND, INC.


                            By:/s/ Thomas B. Winmill

                                   Schedule A



1.     Bull & Bear Performance Account

2.     Bull & Bear Performance Plus Account

3.     Performance

4.     Bull & Bear

5.     Performance Driven

6.     Bull & Bear Performance Driven

7.     Bull & Bear Stockfax

9.     Bull & Bear No-Fee IRA

10.    Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



         AGREEMENT dated as of March 4, 1998 between BULL & BEAR GROUP,  INC., a
Delaware   corporation  (the  "Licensor")  and  MIDAS  FUND,  INC.,  a  Maryland
corporation (the "Licensee").

                               W I T N E S S E T H

         WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

         WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

         NOW, THEREFORE, the parties hereto agree as follows:

1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

5. The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

7. The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

8. The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                             BULL & BEAR GROUP, INC.


                            By:/s/ Robert D. Anderson



                                MIDAS FUND, INC.


                            By:/s/ Thomas B. Winmill

                                   Schedule A



Bull & Bear Performance Account

Bull & Bear Performance Plus Account

Performance

Bull & Bear

Performance Driven

Bull & Bear Performance Driven

Bull & Bear Stockfax

Bull & Bear No-Fee IRA

Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



         AGREEMENT dated as of March 4, 1998 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR MUNICIPAL INCOME FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

         WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

         WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

         NOW, THEREFORE, the parties hereto agree as follows:

1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

5. The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

7. The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

8. The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                             BULL & BEAR GROUP, INC.


                            By:/s/ Robert D. Anderson



                     BULL & BEAR MUNICIPAL INCOME FUND, INC.


                            By:/s/ Thomas B. Winmill

                                   Schedule A



1.   Bull & Bear Performance Account

2.   Bull & Bear Performance Plus Account

3.   Performance

4.   Bull & Bear

5.   Performance Driven

6.   Bull & Bear Performance Driven

7.   Bull & Bear Stockfax

8.   Bull & Bear No-Fee IRA

9.   Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



         AGREEMENT dated as of March 4, 1998 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and ROCKWOOD FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

         WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

         WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

         NOW, THEREFORE, the parties hereto agree as follows:

1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

5. The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

7. The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

8. The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                             BULL & BEAR GROUP, INC.


                            By:/s/ Robert D. Anderson



                               ROCKWOOD FUND, INC.


                            By: /s/ Thomas B. Winmill

                                   Schedule A



1.     Bull & Bear Performance Account

2.     Bull & Bear Performance Plus Account

3.     Performance

4.     Bull & Bear

5.     Performance Driven

6.     Bull & Bear Performance Driven

7.     Bull & Bear Stockfax

9.     Bull & Bear No-Fee IRA

10.    Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



         AGREEMENT dated as of March 4, 1998 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR SPECIAL EQUITIES FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

         WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

         WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

         NOW, THEREFORE, the parties hereto agree as follows:

1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

5. The license provided for in this Agreement may be terminated in the event the Investment Manager of the Licensee shall not be Bull & Bear Advisers, Inc. or some other corporation controlling, controlled by, or under the common control of the Licensor.

6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

7. The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

8. The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                             BULL & BEAR GROUP, INC.


                            By:/s/ Robert D. Anderson



                     BULL & BEAR SPECIAL EQUITIES FUND, INC.


                            By:/s/ Thomas B. Winmill

                                   Schedule A



1.     Bull & Bear Performance Account

2.     Bull & Bear Performance Plus Account

3.     Performance

4.     Bull & Bear

5.     Performance Driven

6.     Bull & Bear Performance Driven

7.     Bull & Bear Stockfax

9.     Bull & Bear No-Fee IRA

10.    Performance Plus

                         NON-EXCLUSIVE LICENSE AGREEMENT



         AGREEMENT dated as of March 4, 1998 between BULL & BEAR GROUP, INC., a Delaware corporation (the "Licensor") and BULL & BEAR U.S. GOVERNMENT SECURITIES FUND, INC., a Maryland corporation (the "Licensee").

                               W I T N E S S E T H

         WHEREAS, the Licensor is the owner of all right, title and interest in and to the service marks listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Marks"), and

         WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Marks in connection with its corporate activities,

         NOW, THEREFORE, the parties hereto agree as follows:

1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Marks in connection with its activities as an investment company.

2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Marks.

4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Marks shall conform to standards set by the Licensor and be under control of the Licensor.

5. The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Marks and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Marks in the Licensor's name and otherwise.

6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Marks and will, after such termination, make no further reference to the Licensed Marks or any confusingly similar term in its business.

7. The Licensor and the Licensee agree to do all such further acts and things to effect the purposes of this Agreement.

8. The representations and warranties contained herein shall continue after and survive the termination of this Agreement. No provision of this Agreement may be amended or modified in any manner except by a written agreement properly authorized and executed by each party hereto. This agreement may not be assigned by the Licensee without the prior written consent of the Licensor, although the Licensor may assign this Agreement at any time without notice or penalty. Subject to the Licensee's Articles of Incorporation, with such amendments, if any, as may be in effect as of the date hereof, this Agreement supersedes any prior agreement between the parties.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


                             BULL & BEAR GROUP, INC.


                            By:/s/ Robert D. Anderson



                BULL & BEAR U.S. GOVERNMENT SECURITIES FUND, INC.


                            By: /s/ Thomas B. Winmill

                                   Schedule A



1.     Bull & Bear Performance Account

2.     Bull & Bear Performance Plus Account

3.     Performance

4.     Bull & Bear

5.     Performance Driven

6.     Bull & Bear Performance Driven

7.     Bull & Bear Stockfax

9.     Bull & Bear No-Fee IRA

10.    Performance Plus

       EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


                                               1997                      1996                        1995
                                      ----------------------     ----------------------    -------------------------
                                         BASIC      DILUTED       BASIC       DILUTED       BASIC         DILUTED
Weighted average common
   shares outstanding                 1,370,017    1,370,017     1,369,555    1,369,555     1,499,516     1,499,516

Weighted average common shares
issuable upon exercise of stock
options under the
treasury stock method                     -           98,235          -            -           -            50,299

Weighted average common
   shares issuable upon
   exercise of warrants under
   the treasury stock method              -              -            -             -          -               -

Weighted average common
   shares and common share
   equivalents utilized for
   earnings per share
   computation                        1,370,017    1,468,252      1,369,555   1,369,555     1,499,516     1,549,815


              EXHIBIT 21 - WHOLLY-OWNED SUBSIDIARIES OF THE COMPANY


Bull & Bear Advisers, Inc.,
   a Delaware corporation


Bull & Bear Securities, Inc.,
   a Delaware corporation


Hanover Direct Advertising Company, Inc., a Delaware corporation


Investor Service Center, Inc.,
   a Delaware corporation


Lion Exploration, Inc.,
   a Delaware corporation


Midas Management Corporation
   a Delaware corporation


Performance Properties, Inc.,
   a Delaware corporation


Rockwood Advisers, Inc.
   a Delaware Corporation