Form 10-Q
period 1998-03-31
BULL & BEAR GROUP INC
filed 1998-05-15
CIK 52234

As filed with the Securities and Exchange Commission on MAY 15, 1998



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (MARK ONE)
         X           QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the quarterly period ended MARCH 31, 1998
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From _____________ to ____________

For Quarter Ended MARCH 31, 1998                 Commission File Number  0-9667

                             BULL & BEAR GROUP, INC.
             (Exact name of registrant as specified in its charter)



       DELAWARE                                              13-1897916
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


   11 HANOVER SQUARE, NEW YORK, NEW YORK                         10005
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


      The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,350,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX

                                                                        Page
                                                                        Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

 Consolidated Balance Sheets
  - (Unaudited) March 31, 1998 and December 31, 1997                         3

 Consolidated Statements of Income (Loss)
  - (Unaudited) Three Months Ended March 31, 1998 and March 31, 1997         4

 Consolidated Statements of Changes in Shareholders' Equity
  - (Unaudited) Three Months Ended March 31, 1998 and March 31, 1997         5

 Consolidated Statements of Cash Flows
  - (Unaudited) Three Months Ended March 31, 1998 and March 31, 1997         6

 Notes to Consolidated Financial Statements (Unaudited)                      7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14



PART II. OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders During
          First Quarter of the Year Ended December 31, 1998                  15

 Management's Representation and Signatures                                  16

                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31,      December 31,
                                                       1998             1997
                                          ASSETS
Current Assets:
 Cash and cash equivalents                        $   247,239       $   312,633
 Marketable securities (Note 2)                     1,971,932         1,846,028
 Management, distribution and shareholder
 administration fees receivable                       251,530           268,984
 Interest, dividends and other receivables            138,889           187,954
 Prepaid expenses and other assets                    334,099           411,821
                                                  -----------       -----------
   Total Current Assets                             2,943,689         3,027,420
                                                   ----------       -----------
Real estate held for investment, net                  810,736           632,682
Furniture and fixtures, net                           222,128           196,416
Excess of cost over net book value of
   subsidiaries, net (note 1)                         717,700           727,373

Other                                                 251,435           243,183
                                                  -----------      ------------
                                                    2,001,999         1,799,654
                                                  -----------      ------------

      Total Assets                                 $4,945,688       $ 4,827,074
                                                   ==========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                  $   166,635      $   160,849
 Accrued professional fees                              87,978           93,335
 Accrued payroll and other related costs                  --             41,042
 Accrued other expenses                                 39,697           45,225
 Current portion of capitalized lease obligation        13,644           13,644
 Other current liabilities                              10,408           10,408
                                                  ------------      -----------
  Total Current Liabilities                            318,362          364,503
                                                    ----------      -----------
Capitalized lease obligation (Note 3)                    3,839            7,460
                                                    ----------       ----------
Contingencies(Note 10)                                    --               --
 Shareholders' Equity: (Notes 2, 4, 5 and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,350,017 shares
      issued and outstanding                            13,501           13,501
   Class B, 20,000 shares authorized;
         20,000 shares issued and outstanding              200              200
   Additional paid-in capital                        6,240,179        6,236,077
   Retained earnings (deficit)                      (1,701,574)      (1,836,753)
   Unrealized gains on marketable securities            71,181           42,086
                                                   -----------    -------------
         Total Shareholders' Equity                  4,623,487        4,455,111
                                                    ----------      -----------

  Total Liabilities and Shareholders' Equity        $4,945,688      $ 4,827,074
                                                    ==========      ===========
See accompanying notes to consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                       1998             1997
Revenues:
  Management, distribution and service fees       $   877,608       $ 1,235,306
  Brokerage fees and commissions                      567,288           652,526
  Dividends, interest and other                        34,244            24,059
                                                   ----------        ----------
                                                    1,479,140         1,911,891

Expenses:
  General and administrative                          773,304           863,672
  Marketing                                           258,543           281,112
  Expense reimbursements to the Funds (Note 9)         22,273           267,308
  Clearing and brokerage charges                      140,390           152,228
  Subadvisory fees                                     81,471           115,790
  Professional fees                                    26,881            67,928
  Amortization and depreciation                        36,299            31,555
                                                   ----------        ----------
                                                    1,339,161         1,779,593


Income (loss) before income taxes                     139,979           132,298
Income taxes (note 8)                                   4,800            16,643
                                                  -----------       -----------
Net income (loss)                                   $ 135,179         $ 115,655
                                                    =========         =========


Per share data:
  Basic                                               $   .10             $ .08
                                                      =======             =====
  Diluted                                             $   .09             $ .08
                                                      =======             =====

Average shares outstanding:
  Basic                                             1,370,017         1,370,017
                                                    =========         =========
  Diluted                                           1,478,514         1,467,624
                                                    =========         =========



  See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                                                                         Unrealized
                                                                                Additional   Retained    Gains on      Total
                                    Class A    Class B     Class A    Class B   Paid-in-     Earnings    Marketable    Shareholders'
                                    Common     Common      Common     Common    Capital      (Deficit)   Securities    Equity
                                    ------     ------      ------     ------    ---------    ---------   -----------   ---------


Three Months Ended March 31, 1997

  Balance, January 1, 1997        1,350,017    20,000      $13,501     $200     $6,236,077  $(2,462,478)  $130,586     $3,917,886

  Net income                          --         --           --         --        --         115,655         --          115,655

  Change in unrealized gains on
    marketable securities             --         --           --          --       --            --        (23,166)      (23,166)
                                  ----------   -------     --------    -----    ----------  ------------   --------    -------------

 Balance, March 31, 1997          1,350,017     20,000      $13,501     $200    $6,236,077  $(2,346,823)   $107,420     $4,010,375
                                  =========     ======      =======     ====    ==========  ============   =========    ==========


Three Months Ended March 31, 1998

 Balance, January 1, 1998         1,350,017     20,000      $13,501     $200    $6,236,077  $(1,836,753)    $42,086     $4,455,111

 Net income                          --          --            --        --        --           135,179        --         135,179

 Contribution to additional
 paid-in-capital                     --          --            --        --        4,102           --          --          4,102

 Change in unrealized gains on
  marketable securities              --          --            --        --         --             --         29,095       29,095
                                  ----------    -------     --------    -----   ------------ ------------   ---------    ---------

  Balance, March 31, 1998         1,350,017     20,000      $13,501      $200   $6,240,179   $(1,701,574)    $71,181    $4,623,487
                                  =========     ======      =======      ====   ==========   ============   =========   ==========

                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Three Months Ended March 31,
                                                          1998          1997
                                                       ---------      --------

Cash Flows from Operating Activities:
 Net income                                            $ 135,179      $ 115,655
                                                       ---------      ---------
 Adjustments to reconcile net income to net
 cash provided by Operating Activities:
    Depreciation and amortization                         36,299         31,555
    Other                                                  5,369           (204)
 (Increase) decrease in:
  Management, distribution and service fees receivable    17,454        (46,121)
  Interest, dividends and other receivables               49,065        (19,249)
  Prepaid expenses and other assets                       77,722         14,398
  Cash value of life insurance                            (8,250)        (8,000)
  Other                                                     --           (5,774)
 Increase (decrease) in:
  Accounts payable                                         5,786         48,837
  Accrued professional fees                               (5,357)        24,688
  Accrued payroll and other related costs                (41,042)       (37,225)
  Accrued other expenses                                  (5,528)         8,821
                                                       ----------     ---------
 Total adjustments                                       131,518         11,726
                                                       ----------     ---------
 Net cash provided by Operating Activities               266,697        127,381
                                                       ----------    ----------

Cash Flows from Investing Activities:
 Proceeds from sale of investments                        70,801          --
 Purchases of investments                               (172,979)         --
 Purchases of equipment                                  (45,946)         --
 Capital expenditures                                   (184,448)       (32,107)
                                                      -----------    ----------
   Net cash used in Investing Activities                (332,572)       (32,107)
                                                       ----------    ----------

Cash Flows from Financing Activities:
 Contribution to additional paid-in-capital                4,102           --
 Capitalized lease obligations                            (3,621)        (4,252)
   Net cash used in Financing Activities                     481         (4,252)
                                                      -----------   -----------

 Net increase (decrease) in cash
 and cash equivalents                                    (65,394)        91,022

Cash and cash equivalents:
 At beginning of period                                  312,633        747,444
                                                     -----------     ----------
 At end of period                                    $   247,239     $  838,466
                                                     ===========     ==========


  Supplemental disclosure:          The  Company  did  not  pay any
                                    Federal income taxes during the three months ended March 31, 1998 or 1997.

                                    The Company paid approximately $300 and $300
                                    in interest  during the three  months  ended
                                    March  31,   1998  and   March   31,   1997,
                                    respectively.


  See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

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

         CASH AND CASH EQUIVALENTS
            Investments in money market funds are considered to be cash equivalents. At March 31, 1998 and December 31, 1997, the Company and subsidiaries had invested approximately $145,000 and $260,300, respectively, in an affiliated money market fund.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

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

         RECLASSIFICATIONS
            Certain reclassifications of the 1997 financial statements have been made to conform to the 1998 presentation.

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At March 31, 1998 and December 31, 1997, accumulated depreciation amounted to approximately $58,000 and $51,600, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At March 31, 1998 and December 31, 1997, accumulated depreciation amounted to approximately $839,100 and $818,900, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over fifteen and forty years using the straight-line method. At March 31, 1998 and December 31, 1997, accumulated amortization amounted to approximately $633,100 and
            $623,400, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

         EARNINGS PER SHARE
         The Company applies Statement of Financial Accounting Standards No. 128 "Earnings Per Share". The earnings per share for 1997 have been restated to conform to the provisions of this statement. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:
                                                                    MARCH 31,
                                                              1998        1997
                                                              ----        ----
Numerator for basic and diluted earnings per share:
   Net income                                            $   135,179  $ 115,655
                                                         ===========  =========

Denominator:
   Denominator for basic earnings per share -
   weighted-average shares                                 1,370,017  1,370,017
   Effect of dilutive securities:
      Employee Stock Options                                 108,497     97,607
                                                          ----------  ---------
  Denominator for diluted earnings per share -
      adjusted weighted - average shares and
      assumed conversions                                  1,478,514  1,467,624
                                                         ===========  =========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

2.  MARKETABLE SECURITIES

At March 31, 1998, marketable
securities consisted of:
                                                                   Market Value
Broker/dealer securities - at market
 U.S. Treasury Notes due 6/30/99 to 9/30/00 (cost $1,338,373)        $1,193,670
 Affiliated mutual funds                                                150,000
                                                                   ------------
                                                                      1,343,670

Other companies
 Available-for-sale securities - at market
   U.S. Treasury Notes due 9/30/00                                      354,465
   Equity securities                                                    228,336
   Unaffiliated mutual funds                                             42,205
   Affiliated mutual funds                                                3,256
                                                                  -------------
    Total available-for-sale securities (cost-$557,081)                 628,262
                                                                   ------------
                                                                     $1,971,932

At December 31, 1997, marketable securities consisted of:
 Broker/dealer securities - at market
   U.S. Treasury Notes due 6/30/99 to
   9/30/00 (cost $1,260,380)                                        $ 1,265,943
                                                                    -----------

Other companies
 Available-for-sale securities - at market
    U.S. Treasury Notes due 9/30/00                                     353,720
    Equity securities                                                   186,884
    Unaffiliated mutual funds                                            36,324
    Affiliated mutual funds                                               3,157
                                                                     ----------
  Total available-for-sale securities (cost-$537,999)                   580,085
                                                                      ---------
                                                                     $1,846,028

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

      The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $45,457 at March 31, 1998. Depreciation expense of $32,830 has been recognized on this property as of March 31, 1998. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

 Year Ending December 31,
  1998                                                                  14,188
  1999                                                                   7,586
                                                                    -----------
  Total minimum lease payments                                          21,774
  Less: amount representing interest and executory costs                   670
                                                                   ------------
  Present value of minimum lease payments                             $ 21,104
                                                                      ========

                            BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

  4.  SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of March 31, 1998 and December 31, 1997, none of the Preferred Stock was issued.

  5.  NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At March 31, 1998, these subsidiaries had net capital of approximately $499,500 and $625,100; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $249,500 and $600,100; and the ratios of aggregate indebtedness to net capital were approximately .57 to 1 and .24 to 1, respectively.

  6.  STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996 and October 29, 1997 increasing the maximum number of options to 450,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available The current two non-employee directors were granted 10,000 options each on December 6, 1995 and 5,000 options each on October 29, 1997. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years. If the recipient of any option owns 10% or more of the Class B shares, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Proforma compensation cost for the Company's plans is required by Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation (SFAS 123) and has been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:
                                                   THREE MONTHS ENDED MARCH 31,
                                                         1998          1997
                                                         ----          ----
 Net income:                     As reported           $135,179     $115,655
                                 Proforma              $111,711     $ 71,092
 Earnings per share
 Basic:                          As reported             $.10          $.08
                                 Proforma                $.08          $.05

 Diluted:                        As reported             $.09          $.08
                                 Proforma                $.08          $.05

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: expected volatility of 92.83%, risk-free interest rate of 5.85% and expected life of three years.

      A summary of the status of the Company's stock option plans as of March 31, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below:

                                                   NUMBER     WEIGHTED AVERAGE
                                                   OF             EXERCISE
STOCK OPTIONS                                      SHARES           PRICE

OUTSTANDING AT DECEMBER 31, 1996                   249,000         $2.00
   Granted                                         167,000         $2.53
   Canceled                                        (34,000)        $1.97
                                                -----------
OUTSTANDING AT DECEMBER 31, 1997                   382,000         $2.23
                                                ===========

   Canceled                                         (9,000)        $2.69
                                                 ----------
OUTSTANDING AT MARCH 31, 1998                      373,000         $2.22
                                                  =========


      There were 332,000 and 146,000 options exercisable at March 31, 1998 and December 31, 1997. The weighted-average fair value of options granted was $1.41 for the year ended December 31, 1997.

      The following table summarizes information about stock options outstanding at March 31, 1998:

                               Options Outstanding
                    Number             Weighted-Average
Range of            Outstanding        Remaining               Weighted-Average
Exercise Prices     At 3/31/98         Contractual Life        Exercise Price
----------------    ---------------    -----------------       ---------------
$1.50 - $1.875        57,000               2.6 years                $1.79
$2.0625 - $2.475     290,000               3.7 years                $2.25
$2.75 - $3.00         26,000               3.7 years                $2.90

      In addition, there were 30,000 non-qualified stock options with a range of exercise prices of $1.75 - $2.25 outstanding and exerciseable as of March 31, 1998.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

  7.  PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 1998 and March 31, 1997 were $14, 240 and $12,655, respectively.

  8.  INCOME TAXES

      The provision for income taxes charged to operations for the three months ended March 31, 1998 and 1997 was as follows:


                                         1998                    1997
                                         ----                    ----
 Current
   State and local                    $ 4,800                 $16,643
   Federal                                 --                      --
                                     --------               ---------
                                      $ 4,800                 $16,643
                                      =======                 =======

      Deferred tax assets (liabilities) are comprised of the following at March 31, 1998 and December 31, 1997:

                                                  1998                   1997
                                                  ----                   ----
Unrealized loss (gain) on investments        $ (24,000)             $ (16,200)
Net operating loss carryforwards               228,000                277,100
                                              --------               --------
   Total deferred tax assets                   204,000                260,900
Deferred tax asset valuation allowance        (204,000)              (260,900)
                                              --------               --------
   Net deferred tax assets                 $         -            $         -
                                           ===========            ===========

      The change in the valuation allowance for the three months ended March 31, 1998 was due to the net income for the period and the increase in the unrealized gain on investments.

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

9.    RELATED PARTIES

      All management and distribution fees are from providing services to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administration fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the Funds. Such reimbursement amounted to $ 72,950 and $73,459 for the three months ended March 31, 1998, and 1997, respectively.

      In connection with management services, the Company's investment managers, Bull & Bear Advisers, Inc., Midas Management Corporation and Rockwood Advisers, Inc. waived or reimbursed management fees to the Funds in the amount of $22,273 and $267,308 for the three months ended March 31, 1998 and 1997, respectively. Certain officers of the Company also serve as officers and/or directors of the Funds.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

      Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 1998, the policy had a cash surrender value of approximately $117,300 and is included in other assets in the balance sheet.

      The Company's discount brokerage subsidiary received brokerage commissions of approximately $45,076 and $97,167 from the Funds for the three months ended March 31, 1998 and 1997, respectively.

10.   CONTINGENCIES

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

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of March 31, 1998, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997

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

      Total revenues decreased $432,751 or 23% which was primarily due to a decrease in management, distribution and shareholder administration fees of $357,698 or 29% because of a lower level of net assets under management, and to a decrease in brokerage fees and commissions. Net assets under management were approximately $400.9 million at December 31, 1996, $359 million at March 31, 1997, $328 million at June 30, 1997, $353 million at September 30, 1997, $274 million at December  31, 1997,  and $301  million at March 31,  1998.  While the volume of discount brokerage customers transactions for the quarter was 12% higher than a year ago, brokerage fees and commissions decreased by $85,238 or 13% due to a rapid increase in lower-priced Internet trading activity, which accounted for 30% and 0% of the volume of discount brokerage customer transactions for the three months ended March 31, 1998 and 1997, respectively. Discount brokerage customers' equity increased to $273 million or 30%. Dividends, interest and other income increased $10,185 due to higher earnings on the Company's short term investments.

      Total expenses decreased $440,432 or 25% as a result of a decrease in the expense reimbursements, professional fees, and general and administrative expenses. Marketing expenses decreased $22,569 or 8%. General and administrative expenses decreased $90,368 or 10% because of lower compensation costs. Expense reimbursements to the Funds decreased $245,035 or 92% which is primarily due to the expiration of the contractual expense reimbursement on August 29, 1997 for the Midas Fund. Clearing and brokerage charges decreased $11,838 or 8%. Subadvisory fees decreased $34,319 or 30% because of the lower net assets in the Midas Fund. Professional fees decreased $41,047 or 60% due to lower litigation costs relating to the Maxus lawsuit. Net income for the period was $135,179 or $.09 diluted earnings per share as compared to net income of $115,655 or $.08 diluted earnings per share for 1997.

Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                     March 31, 1998          December 31, 1997
                                     --------------          -----------------
      Working Capital                    $2,625,327                 $2,662,917
      Total Assets                       $4,945,688                 $4,827,074
      Long Term Debt                         $3,839                     $7,460
      Shareholders' Equity               $4,623,487                 $4,455,111

      Working capital decreased $37,590 due to capital expenditures to develop rental property. Total assets and shareholders' equity increased $118,614 and $168,376, respectively for the three months ended March 31, 1998 primarily as a result of the net income for the period.

      As discussed previously, significant changes in the securities markets can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.

Effects of Inflation and Changing Prices

      Since the Company derives most of its revenues from acting as the manager and distributor of investment companies and discount brokerage services, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenue from continuing operations.

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


PART II. OTHER INFORMATION

ITEMS 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FIRST
         QUARTER OF THE YEAR ENDED DECEMBER 31, 1998

     At the annual meeting of Class B shareholder held March 3, 1998, the following matters were unanimously approved: the selection of Tait, Weller & Baker as the independent accountants of the Company and the election of Robert D. Anderson, Bassett S. Winmill, Charles A. Carroll, Mark C. Winmill, Edward G. Webb, Jr. and Thomas B. Winmill as directors of the Company.

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


                                     BULL & BEAR GROUP, INC.



Dated: May 15, 1998                  By:/s/ Joseph Leung
                                        ----------------
                                            Joseph Leung
                                            Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: May 15, 1998                          /s/ Bassett S. Winmill
                                             ----------------------
                                                 Bassett S. Winmill
                                             Chairman of the Board,
                                             Director


Dated: May 15, 1998                          /s/ Robert D. Anderson
                                             ----------------------
                                                 Robert D. Anderson
                                             Vice Chairman, Director


Dated: May 15, 1998                          /s/ Mark C. Winmill
                                             -------------------
                                                 Mark C. Winmill
                                             Co-President,
                                             Chief Financial Officer, Director


Dated: May 15, 1998                          /s/ Thomas B. Winmill
                                             ---------------------
                                             Thomas B. Winmill, Esq.
                                             Co-President,
                                             General Counsel, Director


Dated: May 15, 1998                          /s/
                                             ----------------------------
                                             Charles A. Carroll, Director



Dated: May 15, 1998                          /s/
                                             -----------------------------
                                             Edward G. Webb, Jr., Director