Form 10-Q
period 1998-06-30
BULL & BEAR GROUP INC
filed 1998-08-14
CIK 52234

As filed with the Securities and Exchange Commission on AUGUST 14, 1998



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (MARK ONE)
         X           QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the quarterly period ended JUNE 30, 1998
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From _____________ to ____________

For Quarter Ended JUNE 30, 1998                 Commission File Number  0-9667

                             BULL & BEAR GROUP, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                            13-1897916
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  11 HANOVER SQUARE, NEW YORK, NEW YORK                             10005
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


      The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1998, were as follows:

    Class A Common Stock non-voting, par value $.01 per share - 1,350,017 shares Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX

                                                                          Page
                                                                         Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
   - (Unaudited) June 30, 1998 and December 31, 1997                        3

Consolidated Statements of Income (Loss)
   - (Unaudited) Three and Six Months Ended
     June 30, 1998 and June 30, 1997                                        4

Consolidated Statements of Changes in Shareholders' Equity
   - (Unaudited) Six Months Ended June 30, 1998 and June 30, 1997           5

Consolidated Statements of Cash Flows
   - (Unaudited) Six Months Ended June 30, 1998 and June 30, 1997           6

Notes to Consolidated Financial Statements (Unaudited)                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                               14


PART II. OTHER INFORMATION

    Management's Representation and Signatures                             17


                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                   June 30,            December 31,
                                                                                     1998                  1997
                                                    ASSETS
Current Assets:
  Cash and cash equivalents                                                     $    195,237           $   312,633
  Marketable securities (Note 2)                                                   1,621,986             1,846,028
  Management, distribution and service fees receivable                               214,935               268,984
  Interest, dividends and other receivables                                          298,768               187,954
  Prepaid expenses and other assets                                                  355,260               411,821
                                                                                 -----------           -----------
      Total Current Assets                                                         2,686,186             3,027,420
                                                                                  ----------           -----------
Real estate held for investment, net                                               1,152,847               632,682
Furniture and fixtures, net                                                          207,370               196,416
Excess of cost over net book value of
   subsidiaries, net                                                                 708,030               727,373
Other                                                                                259,683               243,183
                                                                                 -----------          ------------
                                                                                   2,327,930             1,799,654
                                                                                 -----------          ------------

      Total Assets                                                                $5,014,116            $4,827,074
                                                                                  ==========            ==========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                               $   57,961           $   160,849
   Accrued professional fees                                                         117,968                93,335
   Accrued other expenses                                                             20,674                45,225
   Accrued payroll and other related costs                                            40,748                41,042
   Current portion of capitalized lease obligation                                    13,861                13,644
Other                                                                                 10,408                10,408
                                                                                ------------           -----------
      Total Current Liabilities                                                      261,620               364,503
                                                                                  ----------           -----------
Capitalized lease obligation (Note 4)                                                     --                 7,460
 Shareholders' Equity: (Notes 2, 4, 5 and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,350,017 shares issued and outstanding                                         13,501                13,501
   Class B, 20,000 shares authorized;
         20,000 shares issued and outstanding                                            200                   200
   Additional paid-in capital                                                      6,240,179             6,236,077
   Retained earnings (deficit)                                                     (1,560,267)           (1,836,753)
   Unrealized gains on marketable securities (Note 1)                                 58,883                42,086
                                                                                 -----------         -------------
         Total Shareholders' Equity                                                4,752,496             4,455,111
                                                                                  ----------           -----------

      Total Liabilities and Shareholders' Equity                                  $5,014,116           $ 4,827,074
                                                                                  ==========           ===========


See accompanying notes to consolidated financial statements.


                             BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                                         Three Months Ended                    Six Months Ended
                                                                             June 30,                             June 30,
                                                                       1998               1997               1998              1997
                                                                       ----               ----               ----              ----
Revenues:
  Management, distribution and service fees                      $  966,043         $1,083,096         $1,879,651        $2,318,402

  Brokerage fees and commissions                                    606,917            563,997          1,174,205         1,216,523

  Realized gains from investments                                         0             86,458                  0            86,458
  Dividends, interest and other                                      37,663             32,444             71,907            56,503
                                                                 ----------         ----------       ------------       -----------
                                                                  1,610,623          1,765,995          3,125,763         3,677,886
                                                                  ---------          ---------         ----------        ----------

Expenses:
  General and administrative                                        890,006            802,276          1,663,310         1,665,948
  Marketing                                                         217,341            231,071            511,884           512,183
  Expense reimbursements to the Funds (note 10)                      27,373            194,761             49,646           462,069
  Clearing and brokerage charges                                    146,998            151,454            287,388           303,682
  Professional fees                                                  84,351             95,470            111,232           163,398
  Subadvisory fees                                                   56,346             93,453            137,817           209,243
  Amortization and depreciation                                      41,801             32,272             78,100            63,827
                                                                 ----------         ----------        -----------       -----------
                                                                  1,464,216          1,600,757          2,839,377         3,380,350
                                                                  ---------          ---------         ----------        ----------


Income (loss) before income taxes                                   146,407            165,238            286,386           297,536
Income taxes (note 7)                                                 5,100              1,651              9,900            18,294
                                                                -----------        -----------         ----------       -----------
Net income (loss)                                                $  141,307          $ 163,587          $ 276,486          $279,242
                                                                 ==========          =========          =========          ========


Net income per share data:
  Basic                                                                $.10               $.12               $.20              $.20
                                                                       ====               ====               ====              ====
  Diluted                                                              $.10               $.11               $.19              $.19
                                                                       ====               ====               ====              ====

Average shares outstanding:
  Basic                                                           1,370,017          1,370,017          1,370,017         1,370,017
                                                                  =========          =========          =========         =========
  Diluted                                                         1,476,764          1,478,844          1,476,871         1,470,308
                                                                  =========          =========          =========         =========



See accompanying notes to the consolidated financial statements.


                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                                           Unrealized
                                                                                              Retained     Gains on       Total
                                     Class A   Class B   Class A   Class B   Additional       Earnings     Marketable  Shareholders'
                                     Common    Common    Common    Common   Paid-in-Capital   (Deficit)    Securities    Equity
                                     ------    ------    ------    ------   ---------------  -----------   ----------   ----------


Six Months Ended June 30, 1997

  Balance, January 1, 1997        1,350,017    20,000    $13,501   $200     $6,236,077       $(2,462,478)  $ 130,586    $3,917,886

  Net loss                           --          --        --       --          --             279,242         --         279,242

  Change in unrealized gains on
      marketable securities          --          --        --       --          --               --        (108,376)     (108,376)
                                  ----------  -------    -------   -----    ------------    ------------  ----------    ----------

  Balance, June 30, 1997          1,350,017    20,000    $13,501   $200     $6,236,077      $(2,183,236)  $   22,210    $4,088,752
                                  =========    ======    =======   ====     ==========      ============  ===========   ==========


Six Months Ended June 30, 1998

  Balance, January 1, 1998        1,350,017    20,000    $13,501   $200     $6,236,077    $(1,836,753)     $ 42,086      $4,455,111

  Net income                         --         --         --       --          --          276,486            --          276,486

Contribution to additional paid-in-
   capital                           --         --         --       --         4,102          --               --           4,102

  Change in unrealized gains on
    marketable securities            --         --         --       --          --            --             16,797        16,797
                                 ----------    -------   --------  -----    ------------ ------------     --------        -------

  Balance, June 30, 1998         1,350,017     20,000    $13,501   $200     $6,240,179   $(1,560,267)     $ 58,883      $4,752,496
                                 =========     ======    =======   ====     ==========   ============     =========     ==========



See accompanying notes to the consolidated financial statements.


                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Six Months Ended June 30,
                                                                                          1998                    1997
                                                                                         --------             --------

Cash Flows from Operating Activities:
  Net income                                                                            $  276,486          $  279,242
                                                                                        ----------          ----------
  Adjustments to reconcile net income to net cash provided by
  Operating Activities:
    Depreciation and amortization                                                           78,100              63,827
    Increase in cash value of life insurance                                              (16,500)            (16,000)
    Realized (gain) on investments                                                              --            (86,458)
    Other                                                                                  (1,274)             (6,839)
  (Increase) decrease in:
      Management, distribution and service fees receivable                                  54,049            (17,173)
      Interest, dividends and other receivables                                          (110,814)            (10,092)
      Prepaid expenses and other assets                                                     56,561              81,748
      Other                                                                                     --             (5,774)
    Increase (decrease) in:
      Accounts payable                                                                   (102,888)              72,390
      Accrued professional fees                                                             24,633              51,325
      Accrued other expenses                                                              (24,551)             (7,970)
      Accrued payroll and other related costs                                                (294)            (14,837)
      Other                                                                                     --              19,376
                                                                                   ---------------        ------------
  Total adjustments                                                                       (42,978)             123,523
                                                                                    --------------        ------------
    Net cash provided by Operating Activities                                              233,508             402,765
                                                                                      ------------        ------------

Cash Flows from Investing Activities:
  Proceeds from sales of investments                                                       424,920             347,129
  Purchases of investments                                                               (182,807)            (36,051)
  Purchases of equipment                                                                  (54,020)            (16,349)
  Capital expenditures                                                                   (535,856)            (84,148)
                                                                                    --------------       ------------
    Net cash provided by (used in) Investing Activities                                  (347,763)             210,581
                                                                                    --------------         -----------

Cash Flows from Financing Activities:
  Capitalized lease obligations                                                            (7,243)             (6,080)
  Contribution to additional paid-in-capital                                                 4,102                   --
    Net cash used in Financing Activities                                                  (3,141)             (6,080)
                                                                                   ---------------        ------------

  Net increase (decrease) in cash and cash equivalents                                   (117,396)             607,266

Cash and cash equivalents:
  At beginning of period                                                                   312,633             747,444
                                                                                      ------------         -----------
  At end of period                                                                     $   195,237          $1,354,710
                                                                                       ===========          ==========





Supplemental               disclosure:  The  Company  did not  pay  any  Federal
                           income taxes during the six months ended June 30, 1998 and 1997.

                           The Company paid approximately $500 and $600 in interest during the six months ended June 30, 1998 and 1997, respectively.

See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

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

         CASH AND CASH EQUIVALENTS
            Investments in money market funds are considered to be cash equivalents. At June 30, 1998 and December 31, 1997, the Company and subsidiaries had invested approximately $179,700 and $260,300, respectively, in an affiliated money market fund.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


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

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At June 30, 1998 and December 31, 1997, accumulated depreciation amounted to $67,300 and $51,600, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At June 30, 1998 and December 31, 1997, accumulated depreciation amounted to $861,900 and $818,900, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over fifteen and forty years using the straight-line method. At June 30, 1998 and December 31, 1997, accumulated amortization amounted to $642,800 and $623,400, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

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



                                                                    3 MONTHS ENDED JUNE 30,   6 MONTHS ENDED JUNE 30,
                                                                   1998          1997        1998            1997
            Numerator for basic and diluted earnings per share:
               Net income                                      $   141,307    $ 163,587   $ 276,486       $ 279,242
                                                               ===========    =========   =========       =========

            Denominator:
               Denominator for basic earnings per share -
                  weighted-average shares                        1,370,017    1,370,017   1,370,017       1,370,017
               Effect of dilutive securities:
                  Employee Stock Options                           106,747      108,827      106,854        100,291
                                                              ------------ ------------   ----------   ------------
            Denominator for diluted earnings per share -
               adjusted weighted - average shares and
                  assumed conversions                            1,476,764    1,478,844    1,476,871      1,470,308
                                                               ===========  ===========   ==========    ===========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



2.    MARKETABLE SECURITIES

      At June 30, 1998, marketable securities consisted of:
                                                                                          Market Value
         Broker/dealer securities - at market
            U.S. Treasury Notes due 6/30/99 to 9/30/00                                      $1,194,695
            Affiliated mutual funds                                                            145,606
               Total broker/dealer securities (cost $1,337,204)                              1,340,301
                                                                                           -----------

         Other companies
            Available-for-sale securities - at market
               Equity securities                                                               235,945
               Unaffiliated mutual funds                                                        42,822
               Affiliated mutual funds                                                           2,918
                                                                                         -------------
                  Total available-for-sale securities (cost $222,802)                          281,685
                                                                                          ------------
                                                                                            $1,621,986

      At December 31, 1997, marketable securities consisted of:
         Broker/dealer securities - at market
            U.S. Treasury Notes due 6/30/99 to 9/30/00 (cost $1,260,380)                   $ 1,265,943
                                                                                           -----------

         Other companies
            Available-for-sale securities - at market
               U.S. Treasury Notes due 9/30/00                                                 353,720
               Equity securities                                                               186,884
               Unaffiliated mutual funds                                                        36,324
               Affiliated mutual funds                                                           3,157
                                                                                            ----------
                  Total available-for-sale securities (cost $537,999)                          580,085
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

      The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $45,457 at June 30, 1998. Depreciation expense of $36,618 has been recognized on this property as of June 30, 1998. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

  Year Ending December 31,
     1998                                                            14,188
     1999                                                             7,586
                                                                   ----------
     Total minimum lease payments                                    21,774
     Less: amount representing interest and executory costs             670
                                                                   ----------
     Present value of minimum lease payments                       $ 21,104
                                                                   ========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


4.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of June 30, 1998 and December 31, 1997, none of the Preferred Stock was issued.


5.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At June 30, 1998, these subsidiaries had net capital of approximately $458,825 and $700,285; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $208,825 and $675,285; and the ratios of aggregate indebtedness to net capital were approximately .76 to 1 and .18 to 1, respectively.


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

      The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Proforma compensation cost for the Company's plan is required by Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation (SFAS 123) and has been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS 123. For purposes of proforma disclosure, the estimated fair value

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:


                                                  Three Months Ended June 30,       Six Months Ended June 30,

                                                      1998            1997             1998             1997
                                                      ----            ----             ----             ----
Net income:                     As reported         $141,307        $163,587         $276,486         $279,242
                                Proforma            $133,591        $116,861         $244,672         $187,952
Earnings per share
  Basic:                        As reported          $.10            $.12             $.20             $.21
                                Proforma             $.10            $.09             $.18             $.14

  Diluted:                      As reported          $.10            $.11             $.19             $.19
                                Proforma             $.09            $.08             $.17             $.13


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 : expected volatility of 92.83%, risk-free interest rate of 5.85% and expected life of three years.

      A summary of the status of the Company's stock option plans as of June 30, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below:

                                                   NUMBER     WEIGHTED AVERAGE
                                                     OF            EXERCISE
STOCK OPTIONS                                      SHARES           PRICE

   OUTSTANDING AT DECEMBER 31, 1996                249,000         $2.00
      Granted                                      167,000         $2.53
      Canceled                                     (34,000)        $1.97
                                                -----------
   OUTSTANDING AT DECEMBER 31, 1997                382,000         $2.23

      Canceled                                     (16,000)        $2.55
                                                -----------
   OUTSTANDING AT JUNE 30, 1998                    366,000         $2.22
                                                 ==========

      There were 327,000 and 146,000 options exercisable at June 30, 1998 and December 31, 1997. The weighted-average fair value of options granted was $1.41 for the year ended December 31, 1997.

      The following table summarizes information about stock options outstanding at June 30, 1998:

                               Options Outstanding
                       Number         Weighted-Average
Range of             Outstanding         Remaining            Weighted-Average
Exercise Prices      At 6/30/98       Contractual Life        Exercise Price
----------------    ---------------   -----------------         ---------------
$1.50 - $1.875         55,000              2.3 years                 $1.79
$2.0625- $2.475       287,000              3.4 years                 $2.25
$2.75 - $3.00          24,000              3.4 years                 $2.90

      In addition, there were 30,000 non-qualified stock options with a range of exercise prices of $1.75 - $2.25 outstanding and exerciseable as of June 30, 1998.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



7.    INCOME TAXES

      The provision for income taxes charged to operations for the six months ended June 30, 1998 and 1997 was as follows:


                                   1998                    1997
                                 --------                ------
Current
   State and local                $ 9,900                 $18,294
   Federal                             --                      --
                              -----------              ----------
                                  $ 9,900                 $18,294
                                  =======                 =======

   Deferred tax assets (liabilities) are comprised of the following at June 30, 1998 and December 31, 1997:

                                                       1998               1997
                                                       ----               ----

Unrealized loss (gain) on investments               $ (20,000)       $ (16,200)
Net operating loss carryforwards                      177,000          277,100
                                                    ---------         --------
   Total deferred tax assets                          157,000          260,900
Deferred tax asset valuation allowance               (157,000)        (260,900)
                                                    ---------         ---------
   Net deferred tax assets                     $            -    $            -
                                               ==============    ==============

The change in the valuation allowance for the six months ended June 30, 1998 was due to the decrease in net operating loss carryforwards and the increase in the unrealized gain on investments.

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

8.    PENSION PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the six months ended June 30, 1998 and June 30, 1997 were $27,654 and $22,645, respectively.

9 .   RELATED PARTIES

All management and distribution fees are from providing services to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administrative fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the open ended funds. Such reimbursement amounted to $168,731 and $139,405 for the six months ended June 30, 1998, and 1997, respectively.

In connection with management services, the Company's investment managers waived or reimbursed management fees to the Funds in the amount of $49,646 and $462,069 for the six months ended June 30, 1998 and 1997, respectively.

Certain officers of the Company also serve as officers and/or directors of the Funds.

Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of June 30, 1998, the policy had a cash surrender value of approximately $125,500 and is included in other assets in the balance sheet.

The Company's discount brokerage subsidiary received brokerage commissions of approximately $74,200 and $141,400 from the Funds for the six months ended June 30, 1998 and 1997, respectively.

10.   COMMITMENTS AND CONTINGENCIES

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

Although a group called Karpus Investment Management ("KIM") previously failed to elect its slate of nominees in opposition to management at the 1997 annual meeting of stockholders of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG"), a closed-end fund managed by Bull & Bear Advisers, Inc. ("BBAI"), another BBG annual meeting is scheduled for 1998. In addition, on February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190, and KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005. KIM has stated in filings with the SEC that it wants shareholders to terminate the investment management contract of BBAI with BBG. The outcome of these matters and their effect on the Company or BBAI's management agreement with BBG cannot be predicted with certainty. BBG's net assets at June 30, 1998 amounted to approximately $10,793,000.

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of June 30, 1998, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997

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

      Total revenues decreased $155,372 or 9% which was primarily due to a decrease in management, distribution and shareholder administrative fees. Management, distribution and shareholder administrative fees decreased $117,053 or 11% because of a lower level of net assets under management. While the volume of discount brokerage customers transactions for the quarter was 33% higher than a year ago, brokerage fees and commissions increased 8% by $42,920 due to a rapid increase in lower-priced Internet trading activity, which accounted for 34% and 0% of the volume of discount brokerage customer transactions for the three months ended June 30, 1998 and 1997, respectively. Discount brokerage customers' equity increased to $270 million or 43%. Net assets under management were approximately $359 million at March 31, 1997, $328 million at June 30, 1997, $301 million at March 31, 1998 and $278 million at June 30, 1998. In 1997, the Company had $86,458 in realized gains from the sale of investments in certain equity positions. Dividends, interest and other income increased $5,219 due to higher earnings on the Company's investments.

      Total expenses decreased $133,092 or 8% primarily as a result of a decrease in expense reimbursements to the funds. Expense reimbursements to the Funds decreased $167,388 or 86% due to the expiration of the contractual expense reimbursement on August 29, 1997 for the Midas Fund. General and administrative expenses increased $73,496 or 9%. Marketing expenses decreased $13,730 or 6%.
Clearing and brokerage charges decreased $4,456 or 3%. Professional fees increased $3,115 or 3%. Subadvisory fees decreased $37,107 or 40% because of lower net assets in the Midas Fund. Net income for the period was $141,307 or $.10 diluted earnings per share as compared to net income of $163,587 or $.11 diluted earnings per share for 1997.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

      Total revenues decreased $552,123 or 15% which was primarily due to a decrease in management, distribution and shareholder administrative fees. Management, distribution and shareholder administrative fees decreased $438,751 or 19% because of a lower level of net assets under management. While the volume of discount brokerage customers transactions for the quarter was 22% higher than a year ago, brokerage fees and commissions decreased by $42,318 or 3% due to a rapid increase in lower-priced Internet trading activity, which accounted for 31% and 0% of the volume of discount brokerage customer transactions for the six months ended June 30, 1998 and 1997, respectively. Discount brokerage customers' equity increased to $270 million or 43%. Net assets under management were approximately $401 million at December 31, 1996, $359 million at March 31, 1997, $328 million at June 30, 1997, $274 million at December 31, 1997, $301 million at March 31, 1998 and $278 million at June 30, 1998. In 1997, the Company had $86,458 in realized gains from the sale of investments in certain equity positions. Dividends, interest and other income increased $15,404 due to higher earnings on the Company's investments.

      Total expenses decreased $549,367 or 16% as a result of a decrease in the expense reimbursements to the funds and marketing expenses. Expense reimbursements to the Funds decreased $412,423 or 89% due to the expiration of the contractual expense reimbursement on August 29, 1997 for the Midas Fund. Marketing expenses decreased $299 or less than 1%. General and administrative expenses decreased $16,872 or 1%. Clearing and brokerage charges decreased $16,294 or 5%. Professional fees decreased $37,932 or 23% due to lower litigation costs relating to the Maxus lawsuit. Subadvisory fees decreased $71,426 or 34% because of lower net assets in the Midas Fund. Net income for the period was $276,486 or $.19 diluted earnings per share as compared to net income of $279,242 or $.19 diluted earnings per share for 1997.

Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                       June 30, 1998       December 31, 1997
                                       -------------       -----------------
      Working Capital                     $2,424,566              $2,662,917
      Total Assets                        $5,014,116              $4,827,074
      Long Term Debt                 $            --           $       7,460
      Shareholders' Equity                $4,752,496              $4,455,111


      Working capital decreased $238,351 due to expenditures in capital improvements on the real estate held for investment. Total assets and shareholders' equity increased $187,042 and $297,385, respectively for the six months ended June 30, 1998 primarily as a result of net income of $276,486 during the period.

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

Year 2000

Many companies and organizations have computer programs that use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

In addressing the Year 2000 issue, the Company has substantially completed an inventory of its computer programs and assessed its Year 2000 readiness. The Company's computer programs include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 ready, the Company is in the process of implementing a remedial plan which includes repairing or replacing the programs and appropriate testing for Year 2000. In addition, the Company has initiated communications with third parties to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

If such modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's interface system relies are not timely converted, the Year 2000 issue could have a material impact on the operations of the Company. However, the Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

In the opinion of management, the cost of addressing the Year 2000 issue is not expected to have a material adverse effect on the Company's financial condition or its results of operations.

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

                                              BULL & BEAR GROUP, INC.



Dated: August 14, 1998                        By:/s/ Joseph Leung
                                                 ----------------
                                                     Joseph Leung
                                          Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: August 14, 1998                    /s/ Bassett S. Winmill
                                          ----------------------
                                          Bassett S. Winmill
                                          Chairman of the Board,
                                          Director


Dated: August 14, 1998                    /s/
                                          ---------------------
                                          Robert D. Anderson
                                          Vice Chairman, Director


Dated: August 14, 1998                    /s/ Mark C. Winmill
                                          -------------------
                                          Mark C. Winmill
                                          Co-President,
                                          Chief Financial Officer, Director


Dated: August 14, 1998                    /s/ Thomas B. Winmill
                                          ---------------------
                                          Thomas B. Winmill, Esq.
                                          Co-President,
                                          General Counsel, Director


Dated: August 14, 1998
                                          Charles A. Carroll, Director



Dated: August 14, 1998

                                          Edward G. Webb, Jr., Director