Form 10-Q
period 1998-09-30
BULL & BEAR GROUP INC
filed 1998-11-17
CIK 52234

As filed with the Securities and Exchange Commission on November 16, 1998



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     (Mark One)
          X          Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                     of 1934
                For the quarterly period ended September 30, 1998
                                       or
            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
          For the Transition Period From _____________ to ____________

For Quarter Ended September 30, 1998             Commission File Number  0-9667

                             BULL & BEAR GROUP, INC.
             (Exact name of registrant as specified in its charter)



    Delaware                                             13-1897916
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


11 Hanover Square, New York, New York                      10005
(Address of principal executive offices)                (Zip Code)



                                  212-785-0900
                (Company's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes      X         No


  The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1998, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,350,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                             BULL & BEAR GROUP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX

                                                                         Page
                                                                         Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
 - (Unaudited) September 30, 1998 and December 31, 1997                     3
Consolidated Statements of Income (Loss)
 - (Unaudited) Three and Nine Months Ended
   September 30, 1998 and September 30, 1997                                4

Consolidated Statements of Changes in Shareholders' Equity
 - (Unaudited) Nine Months Ended
   September 30, 1998 and September 30, 1997                                5

Consolidated Statements of Cash Flows
 - (Unaudited) Nine Months Ended
   September 30, 1998 and September 30, 1997                                6

Notes to Consolidated Financial Statements (Unaudited)                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         14


Management's Representation and Signatures                                 17


                                              BULL & BEAR GROUP, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                                  September 30,        December 31,
                                                                                     1998                    1997
                                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                      $   257,979           $   312,633
  Marketable securities (Note 2)                                                   1,576,358             1,846,028
  Management, distribution and service fees receivable                               251,882               268,984
  Interest, dividends and other receivables                                          138,397               187,954
  Prepaid expenses and other assets                                                  406,963               411,821
                                                                               -------------         -------------
      Total Current Assets                                                         2,631,579             3,027,420
                                                                                ------------          ------------
Real estate held for investment, net                                               1,167,313               632,682
Furniture and fixtures, net                                                          194,066               196,416
Excess of cost over net book value of
   subsidiaries, net                                                                 698,358               727,373
Other                                                                                267,935               243,183
                                                                               -------------         -------------
                                                                                   2,327,672             1,799,654
                                                                                ------------          ------------

      Total Assets                                                               $ 4,959,251           $ 4,827,074
                                                                                 ===========           ===========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                               $   76,068           $   160,849
   Accrued professional fees                                                         134,089                93,335
   Accrued other expenses                                                             23,479                45,225
   Current portion of capitalized lease obligation                                     8,350                13,644
   Accrued payroll and other                                                          61,122                41,042
   Current liabilities                                                                 9,836                10,408
                                                                               -------------         -------------
      Total Current Liabilities                                                      312,944               364,503
Capitalized lease obligation                                                              --                 7,460

Shareholders' Equity: (Notes 4, 5, and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,350,017 shares issued and outstanding                                         13,501                13,501
   Class B, 20,000 shares authorized;
          20,000 shares issued and outstanding                                           200                   200
   Additional paid-in capital                                                      6,240,179             6,236,077
   Retained earnings (deficit)                                                    (1,617,632)           (1,836,753)
   Unrealized gains on marketable securities (Notes 1 and 4)                          10,059                42,086
                                                                               -------------           -----------
         Total Shareholders' Equity                                                4,646,307             4,455,111
                                                                                ------------           -----------

      Total Liabilities and Shareholders' Equity                                 $ 4,959,251           $ 4,827,074
                                                                                 ===========           ===========


See accompanying notes to consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                                               Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                                   1998               1997               1998              1997
                                                                   ----               ----               ----              ----
Revenues:
  Management, distribution and service fees                   $ 811,817         $1,053,299         $2,691,468        $3,371,701

  Brokerage fees and commissions                                560,946            594,629          1,735,151         1,811,152

  Realized gains from investments                                    --                 --                 --            86,458
  Dividends, interest and other                                  28,768             36,204            100,675            92,707
                                                             ----------         ----------      -------------       -----------
                                                              1,401,531          1,684,132          4,527,294         5,362,018
                                                              ---------          ---------          ---------         ---------

Expenses:
  General and administrative                                    825,458            782,487          2,488,768         2,448,435
  Marketing                                                     241,622            220,937            753,506           733,120
  Clearing and brokerage charges                                174,266            159,345            461,654           463,027
  Expense reimbursements to the Funds (note 9)                   56,612            132,427            106,258           594,496
  Subadvisory fees                                               44,056             88,254            181,873           297,497
  Amortization and depreciation                                  44,367             36,164            122,467            99,991
  Professional fees                                              54,189             33,974            165,421           197,372
                                                             ----------          ---------       ------------       -----------
                                                              1,440,570          1,453,588          4,279,947         4,833,938
                                                              ---------          ---------         ----------        ----------


Income (loss) before income taxes                               (39,039)           230,544            247,347           528,080
Income taxes (note 8)                                            18,326             14,800             28,226            33,094
                                                            -----------        -----------        -----------       -----------
Net income (loss)                                             $ (57,365)         $ 215,744          $ 219,121          $494,986
                                                              ===========        =========          =========          ========


Per share data:
  Basic                                                        $(.04)              $.16               $.16               $.36
                                                               ======              ====               ====               ====
  Diluted                                                      $(.04)              $.15               $.15               $.34
                                                               ======              ====               ====               ====

Average shares outstanding:
  Basic                                                       1,370,017          1,370,017          1,370,017         1,370,017
                                                              =========          =========          =========         =========
  Diluted                                                     1,415,805          1,452,019          1,453,331         1,464,172
                                                              =========          =========          =========         =========


See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                                                      Unrealized
                                                                          Additional   Retained       Gains on        Total
                                 Class A    Class B   Class A   Class B   Paid-in-     Earnings       Marketable      Shareholders'
                                 Common     Common    Common    Common    Capital      (Deficit)      Securities      Equity
                                 ------     ------    ------    ------    ----------   ---------     ----------       -------------

Nine Months Ended
September 30, 1997

Balance, January 1, 1997         1,350,017   20,000   $13,501    $200     $6,236,077   $(2,462,478)   $ 130,586       $3,917,886

Net income                          --        --        --        --          --         494,986          --            494,986

Change in unrealized gains
  on marketable securities          --        --        --        --          --          --            (89,210)        (89,210)
                                 ---------- --------  --------   -----    -----------  ------------   ----------      -----------

Balance, September 30, 1997      1,350,017   20,000   $13,501    $200     $6,236,077   $(1,967,492)    $ 41,376        $4,323,662
                                 =========   ======   =======    ====     ==========   ============    =========       ==========

Nine Months Ended
September 30, 1998

Balance, January 1, 1998         1,350,017   20,000   $13,501    $200     $6,236,077   $(1,836,753)    $ 42,086        $4,455,111
Net income                           --       --        --        --          --          219,121          --            219,121

Contribution to additional
  paid-in-capital                    --       --        --        --       4,102             --            --              4,102

Change in unrealized gains
  on marketable securities           --       --        --        --          --             --          (32,027)         (32,027)
                                 ---------- --------  --------   -----    ----------   ------------     ----------       ----------

Balance, September 30, 1998      1,350,017   20,000   $13,501    $200     $6,240,179   $(1,617,632)      $ 10,059        $4,646,307
                                 =========   ======   =======    ====     ==========   ============      ========        ==========


See  accompanying  notes  to the  consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Nine Months Ended September 30,
                                                                                  1998                    1997
                                                                              ------------           ------------

Cash Flows from Operating Activities:
   Net income                                                                 $   219,121            $   494,986
                                                                              ------------           ------------
   Adjustments to reconcile net income to net cash
     provided by (used in) Operating Activities:
     Depreciation and amortization                                                122,467                 99,991
     Increase in cash value of life insurance                                     (24,500)               (24,083)
     Change in unrealized gains and realized gains on investments                 16,136                 (86,458)
     Other                                                                          --                   (11,775)
   (Increase) decrease in:
     Management, distribution and service fees receivable                         17,102                 (72,459)
     Interest, dividends and other receivables                                    49,557                 (14,555)
     Prepaid expenses and other assets                                             4,858                 (42,674)
     Other                                                                           (252)                (5,774)
   Increase (decrease) in:
     Accounts payable                                                             (84,781)               15,822
     Accrued professional fees                                                    40,754                 23,621
     Accrued other expenses                                                       (21,746)                (4,680)
     Accrued payroll and other costs                                              20,080                  7,606
     Other                                                                           (572)               23,263
                                                                             -------------        --------------
Total adjustments                                                                139,103                 (92,155)
                                                                              -----------           ------------
   Net cash provided by Operating Activities                                     358,224                402,831
                                                                              -----------          -------------

Cash Flows from Investing Activities:
   Proceeds from sales of investments                                            424,920                547,129
   Purchases of investments                                                      (203,412)               (98,040)
   Capital expenditures                                                          (562,249)              (168,785)
   Purchases of equipment                                                         (63,485)               (23,161)
                                                                              ------------          -------------
    Net cash provided by (used in) Investing Activities                          (404,226)              257,143
                                                                               -----------         -------------

Cash Flows from Financing Activities:
   Capitalized lease obligations                                                  (12,754)                (9,633)
    Contribution to additional paid-in-capital                                     4,102                      --
   Net cash used for Financing Activities                                          (8,652)                (9,633)
                                                                              ------------         --------------

   Net increase (decrease) in cash and cash equivalents                           (54,654)              650,341

Cash and cash equivalents:
   At beginning of period                                                        312,633                747,444
                                                                              ----------           ------------
   At end of period                                                            $ 257,979             $1,397,785
                                                                               =========             ==========


Supplemental               disclosure: The Company paid $8,990 and $0 in Federal
                           income taxes  during the nine months ended  September
                           30, 1998 and 1997, respectively.

                           The  Company  paid  approximately  $700  and  $900 in
                           interest   expense   during  the  nine  months  ended
                           September 30, 1998 and 1997, respectively.





        See accompanying notes to the consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)


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

         CASH AND CASH EQUIVALENTS

            Investments in money market funds are considered to be cash equivalents. At September 30, 1998 and December 31, 1997, the Company and subsidiaries had invested approximately $197,600 and $260,300, respectively, in an affiliated money market fund.

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

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)


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

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At September 30, 1998 and December 31, 1997, accumulated depreciation amounted to $79,200 and $51,600, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At September 30, 1998 and December 31, 1997, accumulated depreciation amounted to $848,700 and $818,900, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over fifteen and forty years using the straight-line method. At September 30, 1998 and December 31, 1997, accumulated amortization amounted to $652,500 and $623,400, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

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


                                                           3 months ended Sept. 30,       9 months ended Sept. 30,
                                                            1998            1997            1998            1997
   Numerator for basic and diluted earnings per share:
      Net income                                         ($ 57,365)      $ 215,744       $ 219,121       $ 494,986
                                                         ==========      =========       =========       =========

   Denominator:
      Denominator for basic earnings per share -
         weighted-average shares                         1,370,017       1,370,017       1,370,017       1,370,017
      Effect of dilutive securities:
         Employee Stock Options                            45,788          82,002          83,314          94,155
                                                         ---------       ---------       ---------       ---------
   Denominator for diluted earnings per share -
      adjusted weighted - average shares and
         assumed conversions                             1,415,805       1,452,019       1,453,331       1,464,172
                                                         ===========    ===========      ==========     ===========

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)


2.    MARKETABLE SECURITIES

      At September 30, 1998, marketable securities consisted of:
                                                                                          Market Value
         Broker/dealer securities - at market
            U.S. Treasury Notes due 6/30/99 to 9/30/00                                       $1,207,394
            Affiliated mutual funds                                                            115,045
               Total broker/dealer securities (cost $1,336,035)                              1,322,439
                                                                                           -----------

         Other companies
            Available-for-sale securities - at market
               Equity securities                                                               210,254
               Unaffiliated mutual funds                                                        41,235
               Affiliated mutual funds                                                           2,430
                                                                                         -------------
                  Total available-for-sale securities (cost $243,860)                          253,919
                                                                                          ------------
                                                                                            $1,576,358

      At December 31, 1997, marketable securities consisted of:
         Broker/dealer securities - at market
            U.S. Treasury Notes due 6/30/99 to 9/30/00 (cost $1,260,380)                   $ 1,265,943
                                                                                           -----------

         Other companies
            Available-for-sale securities - at market
               U.S. Treasury Notes due 9/30/00                                                 353,720
               Equity securities                                                               186,884
               Unaffiliated mutual funds                                                        36,324
               Affiliated mutual funds                                                           3,157
                                                                                            ----------
                  Total available-for-sale securities (cost $537,999)                          580,085
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

      The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $45,457 at September 30, 1998. Depreciation expense of approximately $40,400 has been recognized on this property as of September 30, 1998. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

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
                                                                    ========

4.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of September 30, 1998 and December 31, 1997, none of the Preferred Stock was issued.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)



5.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3- 1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At September 30, 1998, these subsidiaries had net capital of approximately $365,000 and $636,000; net capital requirements of approximately $250,000 and $25,000; excess net capital of approximately $115,000 and $611,000; and the ratios of aggregate indebtedness to net capital were approximately 1.21 to 1 and .17 to 1, respectively.

6.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of 300,000 options to purchase Class A Common
      Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996 and October 29, 1997 increasing the maximum number of options to 450,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. The current two non-employee directors were granted 10,000 options each on December 6, 1995 and 5,000 options each on October 29, 1997. A third non employee director was granted 10,000 options on September 8, 1998. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years. If the recipient of any option owns 10% or more of the Class B shares, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted.

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


                                                     Three Months Ended September 30,     Nine Months Ended September 30,

                                                          1998            1997              1998             1997
                                                          ----            ----              ----             ----
Net income:                     As reported            $(57,365)        $215,744         $219,121         $494,986
                                Proforma               $(64,923)        $168,505         $179,701         $356,458
Earnings per share
  Basic:                        As reported               $(.04)            $.16             $.16             $.36
                                Proforma                  $(.05)            $.12             $.13             $.26

  Diluted:                      As reported               $(.04)            $.15             $.15             $.34
                                Proforma                  $(.05)            $.12             $.12             $.24

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997; expected volatility of 73.95% and 92.83%; risk-free interest rate of 5.11% and 5.85% and expected life of three years.

      A summary of the status of the Company's stock option plans as of September 30, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below:

                                                    Number     Weighted Average
                                                      of           Exercise
 Stock Options                                      Shares          Price

 Outstanding at December 31, 1996                  249,000         $2.00
    Granted                                        167,000         $2.53
    Canceled                                       (34,000)        $1.97
                                                   --------
 Outstanding at December 31, 1997                  382,000         $2.23

    Granted                                         12,000         $1.81
    Canceled                                       (16,000)        $2.55
                                                   --------
 Outstanding at September 30, 1998                 378,000         $2.21
                                                   ========

      There were 352,000 and 146,000 options exercisable at September 30, 1998 and December 31, 1997. The weighted-average fair value of options granted was $0.94 for the nine months ended September 30, 1998 and $1.41 for the year ended December 31, 1997.

      The following table summarizes information about stock options outstanding at September 30, 1998:
                                   Options Outstanding
                      Number         Weighted-Average
  Range of            Outstanding    Remaining              Weighted-Average
  Exercise Prices     At 9/30/98     Contractual Life       Exercise Price
 -----------------    -----------    -----------------      ----------------
 $1.50 - $1.875        67,000           2.6 years                $1.79
 $2.0625- $2.475      287,000           3.2 years                $2.25
 $2.75 - $3.00         24,000           3.2 years                $2.90

      In addition, there were 30,000 non-qualified stock options with a range of exercise prices of $1.75 - $2.25 outstanding and exercisable as of September 30, 1998.

7.    PENSION PLAN

      The  Company has a 401(k)  retirement  plan for  substantially  all of its qualified employees. Contributions to this plan are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the nine months ended September 30, 1998 and September 30, 1997 was $37,706 and $34,810, respectively.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)


8.    INCOME TAXES

         The provision for income taxes charged to operations for the nine months ended September 30, 1998 and 1997 was as follows:


                                              1998                    1997
                                              ----                    ----
      Current
         State and local                   $19,236                 $33,094
         Federal                             8,990                       -
                                          --------             -----------
                                           $28,226                 $33,094
                                           =======                 =======

      Deferred tax assets (liabilities) are comprised of the following at September 30, 1998 and December 31, 1997:

                                              1998                1997
                                              ----                ----
Unrealized loss (gain) on investments     $   (3,000)          $ (16,200)
Net operating loss carryforwards             193,000             277,100
                                          ----------            --------
   Total deferred tax assets                 190,000             260,900
Deferred tax asset valuation allowance      (190,000)           (260,900)
                                          ----------           ----------
   Net deferred tax assets                $      -             $      -
                                          ============         ==========

      The change in the valuation allowance for the nine months ended September 30, 1998 was due to net income earned during the period and a decrease in unrealized gain on investments.

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


9.    RELATED PARTIES

      All management and distribution fees are from providing services to the Funds. All such services are provided pursuant to written agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non- interested directors. Shareholder administration fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the open-ended Funds. Such reimbursement amounted to $168,731 and $212,103 for the nine months ended September 30, 1998, and 1997, respectively.

      In connection with management services, the Company's investment managers waived or reimbursed management fees to the Funds in the amount of $106,258 and $594,496 for the nine months ended September 30, 1998 and 1997, respectively.

      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of September 30, 1998, the policy had a cash surrender value of approximately $125,508 and is included in other assets in the balance sheet.

      The Company's discount brokerage subsidiary received brokerage commissions of approximately $85,022 and $174,297 from the Funds for the nine months ended September 30, 1998 and 1997, respectively.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)


10.   COMMITMENTS AND CONTINGENCIES

      The Company and its directors are defendants in a lawsuit brought on April 24, 1995 by Maxus Investment Group, Maxus Capital Partners, Maxus Asset Management, Inc., and Maxus Securities Corp. (collectively "Maxus"), which as of August 19, 1998 claim to collectively own or control 12,000 shares, or approximately 0.9% of the Class A Common stock of the Company. The action, seeking declaratory and injunctive relief, was filed in the federal district court for the Southern District of New York and purports to be brought on the plaintiffs' own behalf and derivatively on behalf of the Company. On April 11, 1996, the district court dismissed as a matter of law all claims brought by the plaintiffs except those relating to the voiding of 1993 exercises, the exercise of certain 1990 stock options and plaintiffs' request for attorneys' fees from the Company. Defendants thereafter filed answers denying liability. By stipulation dated August 19, 1998, Maxus agreed to a proposed settlement of the action, subject to the approval of the district court. The proposed settlement is fully described in the Important Notice of Proposed Derivative Action Settlement, dated September 25, 1988, which was issued by the district court and mailed to all Class A shareholders in September 1998. Additional copies of the Notice may be obtained from the Company. The proposed settlement was approved without objection on November 12, 1998 and will be consummated upon expiration of applicable appeal periods.

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of September 30, 1998, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

      Although a group called Karpus Investment Management ("KIM") previously failed to elect its slate of nominees in opposition to management at the 1997 annual meeting of stockholders of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG"), a closed-end fund managed by Bull & Bear Advisers, Inc. ("BBAI"), another BBG annual meeting is scheduled for 1998. In addition, on February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190. KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005, which was dismissed with prejudice. KIM has stated in filings with the SEC that it wants shareholders to terminate the investment management contract of BBAI with BBG. The outcome of these matters and their effect on the Company or BBAI's management agreement with BBG cannot be predicted with certainty. BBG's net assets at September 30, 1998 amounted to approximately $11.3 million.

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

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997

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

      Total revenues decreased $282,601 or 17% which was primarily due to a decrease in management, distribution and shareholder administration fees. Management, distribution and shareholder administration fees decreased $241,482 or 23% because of a lower level of net assets under management. While the volume of discount brokerage customers transactions for the quarter was 29% higher than a year ago, brokerage fees and commissions decreased by $33,683 or 6% due to a rapid increase in lower-priced Internet trading activity, which accounted for 39% and 2% of the volume of discount brokerage customer transactions for the three months ended September 30, 1998 and 1997, respectively. Discount brokerage customers' equity decreased to $248 million or 1%. Net assets under management were approximately $328 million at June 30, 1997, $353 million at September 30, 1997, $278 million at June 30, 1998 and $261 million at September 30, 1998. Dividends, interest and other income decreased $7,436 due to lower earnings on the Company's investments.

      Total expenses decreased $13,018 or 1% as a result of a decrease in expense reimbursements to the funds. Expense reimbursements to the Funds decreased $75,815 or 57% due to the expiration of the contractual expense reimbursement on August 29, 1997 for the Midas Fund. General and administrative expenses increased $42,971 or 5%. Marketing expenses increased $20,685 or 9%.
Clearing and brokerage charges increased $14,921 or 9%. Professional fees increased $20,215 or 60%. Subadvisory fees decreased $44,198 or 50% because of lower net assets and lower subadvisory fee rates with respect to Midas Fund. The net loss for the period was $57,365 or $.04 per share as compared to net income of $215,744 or $.15 diluted earnings per share for 1997.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

      Total revenues decreased $834,724 or 16% which was primarily due to a decrease in management, distribution and shareholder administration fees. Management, distribution and shareholder administration fees decreased $680,233 or 20% because of a lower level of net assets under management. While the volume of discount brokerage customers transactions for the period was 25% higher than a year ago, brokerage fees and commissions decreased by $76,001 or 4% due to a rapid increase in lower-priced Internet trading activity, which accounted for 34% and 1% of the volume of discount brokerage customer transactions for the nine months ended September 30, 1998 and 1997, respectively. Discount brokerage customers' equity decreased to $248 million or 1%. Net assets under management were approximately $401 million at December 31, 1996, $359 million at March 31, 1997, $328 million at June 30, 1997, $353 million at September 30, 1997, $274 million at December 31, 1997, $301 million at March 31, 1998, $278 million at June 30, 1998 and $261 million at September 30, 1998. In 1997, the Company had $86,458 in realized gains from the sale of investments in certain equity positions. Dividends, interest and other income increased $7,968 due to higher earnings on the Company's investments.

      Total expenses decreased $553,991 or 11% as a result of a decrease in the expense reimbursements to the funds and subadvisory fees. Expense reimbursements to the Funds decreased $488,238 or 82% due to the expiration of the contractual expense reimbursement on August 29, 1997 for the Midas Fund. Marketing expenses increased $20,386 or 3%. General and administrative expenses increased $40,333 or 2%. Clearing and brokerage charges decreased $1,373 or 1%. Professional fees decreased $31,951 or 16% due to lower litigation costs relating to the Maxus lawsuit. Subadvisory fees decreased $115,624 or 39% because of lower net assets and lower subadvisory fee rates with respect to Midas Fund. Net income for the period was $219,121 or $.15 diluted earnings per share as compared to net income of $494,986 or $.34 diluted earnings per share for 1997.

Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                   September 30, 1998       December 31, 1997
                                   ------------------       -----------------
      Working Capital                  $2,318,635               $2,662,917
      Total Assets                     $4,959,251               $4,827,074
      Long Term Debt                   $    --                  $    7,460
      Shareholders' Equity             $4,646,307               $4,455,111


      Working capital decreased $344,282 due to expenditures in capital improvements on the real estate held for investment. Total assets and shareholders' equity increased $132,177 and $191,196, respectively for the nine months ended September 30, 1998 primarily as a result of net income of $219,121 earned during the period.

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

                                            BULL & BEAR GROUP, INC.



Dated: November 16, 1998                    By:  /s/ Joseph Leung
                                            ------------------------
                                                     Joseph Leung

                                            Treasurer, Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: November 16, 1998
                                           ----------------------
                                           Bassett S. Winmill
                                           Chairman of the Board,
                                           Director


Dated: November 16, 1998                   /s/ Robert D. Anderson
                                           ------------------------
                                           Robert D. Anderson
                                           Vice Chairman, Director


Dated November 16, 1998                    /s/ Mark C. Winmill
                                           -----------------------
                                           Mark C. Winmill
                                           Co-President,
                                           Chief Financial Officer, Director


Dated: November 16, 1998                   /s/ Thomas B. Winmill
                                           ------------------------
                                           Thomas B. Winmill, Esq.
                                           Co-President,
                                           General Counsel, Director


Dated: November 16, 1998
                                           ------------------------------
                                           Charles A. Carroll, Director


Dated: November 16, 1998
                                           ------------------------------
                                           Edward G. Webb, Jr., Director


Dated: November 16, 1998                   By:
                                              ---------------------
                                           Mark C. Jones, Director