Form 10-K
period 1998-12-31
BULL & BEAR GROUP INC
filed 1999-03-30
CIK 52234

As filed with the Securities and Exchange Commission on March 30, 1999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
    [ X ]     Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended December 31, 1998

                                       or

    [   ]   Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]

             For the Transition Period From __________ to __________

                          Commission File Number 0-9667
                             BULL & BEAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                         13-1897916
(State of incorporation)                    (I.R.S. Employer Identification No.)

11 Hanover Square, New York, New York                       10005
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (212) 785-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
        None                                             None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $.01 Per Share
----------------------------------------------
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        No voting stock was held by non-affiliates of the registrant as of March 15, 1999.

        The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999:

Class A Non-Voting Common Stock, par value $.01 per share - 1,635,017 shares Class B Voting Common Stock, par value $.01 per share - 20,000

                                     PART I

ITEM                                                                        PAGE

 1.   Business ............................................................   2

 2.   Properties ..........................................................   6

 3.   Legal Proceedings ...................................................   7


                               PART II

 4.   Submission of Matters to a Vote of Security Holder ..................   8

 5.   Market for Company's Common Equity and Related Stockholder Matters ..   8

 6.   Selected Financial Data .............................................   8

 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................  10

 8.   Financial Statements and Supplementary Data .........................  12

 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .............................  29


                                    PART III

10.   Directors and Executive Officers ....................................  30

11.   Executive Compensation ..............................................  32

12.   Security Ownership of Certain Beneficial Owners and Management ......  38

13.   Certain Relationships and Related Transactions ......................  38


                                     PART IV

14.   Exhibits, Consolidated Financial Statements and Schedules,
          and Reports on Form 8-K .........................................  39

                                     PART I


ITEM 1.        BUSINESS

        Bull & Bear Group, Inc., a Delaware corporation (the "Company"), is a holding company with seven principal subsidiaries: Bull & Bear Advisers, Inc. ("BBAI"), Bull & Bear Securities, Inc. ("BBSI"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Rockwood Advisers, Inc. ("RAI"), Performance Properties, Inc. ("Performance Properties") and Hanover Direct Advertising Company, Inc. ("Hanover Direct").

        On December 17, 1998, the Company signed an agreement with Royal Bank of Canada to sell the outstanding stock of BBSI (the "BBSI sale"). The BBSI sale, which is subject to the approval of regulatory authorities in Canada and the United States and other conditions, is valued at approximately $6 million. The BBSI sale is expected to close in the first quarter of 1999. In connection with the BBSI sale, the rights to the name "Bull & Bear" will be transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries will subsequently change their names.

        BBAI, MMC and RAI act as investment managers to open-end and closed-end management investment companies (the "Funds") registered under the Investment Company Act of 1940 (the "Act"). The open-end Funds are: Bull & Bear Special Equities Fund, Inc.; Bull & Bear Gold Investors Ltd.; Bull & Bear U.S. and Overseas Fund, a series of shares issued by Bull & Bear Funds I, Inc.; Bull & Bear Dollar Reserves, a series of shares of Bull & Bear Funds II, Inc.; Midas Fund, Inc.; and Rockwood Fund, Inc. The closed-end funds are: Global Income
Fund, Inc., Bull & Bear U.S. Government Securities Fund, Inc. and Tuxis Corporation.

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

        ISC was organized in 1985 and is registered with the SEC as a broker/dealer and is a member of the NASD. ISC acts as the principal distributor for the open-end Funds.

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

        The Company has granted the Funds and its subsidiaries a non-exclusive license to use certain service marks owned by the Company, under certain terms and conditions on a royalty free basis. Such license may be withdrawn from a Fund in the event the investment manager of the Fund is not a subsidiary of the Company or in other cases, at the discretion of the Company.

Investment Management Business
        The Company is engaged, through its subsidiaries, in the business of managing investment companies registered under the Act. The Funds and their respective net assets as of December 31, 1998 were as follows:

            Bull & Bear Dollar Reserves                            $  65,535,000
            Global Income Fund, Inc.                                  30,100,000
            Bull & Bear Gold Investors Ltd.                            6,293,000
            Tuxis Corporation                                         12,512,000
            Bull & Bear Special Equities Fund, Inc.                   36,807,000
            Bull & Bear U.S. and Overseas Fund                         7,340,000
            Bull & Bear U.S. Government Securities Fund, Inc.         10,921,000
            Midas Fund, Inc.                                          87,841,000
            Rockwood Fund, Inc.                                          548,000
                                                                  --------------
                    TOTAL NET ASSETS                                $257,897,000
                                                                  ==============

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

        Pursuant to contracts with these Funds, BBAI, MMC and RAI are entitled to management fees, which are received monthly and are based on annual percentages of the average daily or average weekly net assets of the Funds. Under the contracts, BBAI, MMC and RAI are required to reimburse the Funds for certain expenses to the extent that such expenses exceed limitations prescribed by any state in which shares of the Funds are qualified for sale, although currently the Funds are not subject to any such limits. In addition, from time to time BBAI, MMC and RAI may waive or reimburse management fees to increase a Fund's performance. MMC has entered into a subadvisory agreement with respect to Midas Fund, Inc. MMC, not the respective Fund, pays the Subadviser, Lion Resource Management Limited, based upon the net fees, performance and net assets of the Fund.

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

        Bull & Bear U.S. Government Securities Fund, Tuxis Corporation, and Global Income Fund each converted from an open-end investment company to a closed-end investment company in October 1996, November 1996, and February 1997, respectively, pursuant to the vote of the Fund's shareowners. As a consequence, their shares commenced trading on the American Stock Exchange under the symbols BBG, TUX and GIF, respectively. Upon conversion, the Distribution, 12b-1 Plan, and Shareholder Administration Agreements between the respective Fund and ISC were terminated and substantially similar Investment Management Agreements between BBAI and each Fund were approved.

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

DISCOUNT BROKERAGE BUSINESS
---------------------------
        BBSI, with access to every major U.S. stock, option and bond exchange as well as the over-the-counter market, provides discount brokerage services to investors throughout the United States and various foreign countries. Substantial commission savings off full service rates as well as prompt, courteous service and professional order execution are available to all accounts regardless of how often trades are made. All accounts are carried by U.S. Clearing Corp. ("USC"), a division of Fleet Securities, Inc., a New York Stock Exchange member firm. The SIPC, of which BBSI and USC are members, protects each account against broker/dealer insolvency (not market losses) for up to $500,000, of which $100,000 may be in cash. In addition, Aetna Casualty and Surety Company protects each account for an additional $49,500,000 in securities value.

        Investors may buy and sell listed and NASDAQ stocks for a flat $19.95 for up to 1,000 shares, $.02 per share thereafter, through the internet at Bull & Bear Securities' web page, ebullbear.com. In addition to efficiency and low commissions, ebullbear.com customers receive free investment information on over 6,000 companies, plus quotes, charts, market averages, and free live market and business news through Reuters, one of the world's leading news and financial information companies. BBSI customers are provided with free investment information from Standard & Poor's, including the year-end Stock Guide, Market Month, Stock Reports, Stock Screens, Industry Reports, The Outlook, and Emerging & Special Situations.

        In May of 1997, BBSI became an AAdvantage Participant with American Airlines whereby BBSI customers may earn AAdvantage miles for their investing activities.

        BBSI also offers its customers a no-fee cash management service featuring unlimited free check writing with no check writing minimum (Bull & Bear Performance Plus Account(R)), the Bull & Bear No-Fee IRA(R), and the Bull & Bear Mutual Funds Network (a no transaction fee mutual funds service).

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

FORWARD-LOOKING INFORMATION
---------------------------
        Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-K Annual Report, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management and discount brokerage customers' equity and trading, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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


ITEM 2.   PROPERTIES

        The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The approximate area of the office is 11,400 square feet. The rent is approximately $207,000 per annum plus $32,550 per annum for electricity. The lease expires on December 31, 1999 and is cancelable at the option of the Company on three months' notice. BBSI has a branch office at 395 East Palmetto Boulevard, Boca Raton, Florida consisting of approximately 2,000 square feet. The rent is approximately $55,000 per annum and the lease expires on August 30, 1999.

        Performance Properties purchased land and a two story office building located in Red Bank, New Jersey in 1994. The building consists of approximately 13,000 square feet. The building was purchased for cash, has no mortgage and was purchased as an investment. The first floor of the building is currently being rented under a ten-year lease to a tenant. The current rent is approximately $90,000 per annum and increases each year over the life of the lease. Portions of the second floor of the building are currently being rented under a five-year and three-year lease to two tenants. The current rents are approximately $33,000 and $29,000 per annum, respectively, and increase each year over the life of the leases.

ITEM 3.   LEGAL PROCEEDINGS

        A group called Karpus Investment Management ("KIM") at the 1997 annual meeting of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG") sought to elect its slate of nominees in opposition to management and at the 1998 annual meeting of BBG made a counter-solicitation on all management proposals and a solicitation to terminate the investment management agreement. On February 19, 1998, KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005, which was dismissed with prejudice on October 1, 1998. On February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190. On December 22, 1998, KIM filed a lawsuit against BBG in the United States District Court for the District of Maryland Court, 98-CV-4161 and BBG has made counterclaims. KIM has submitted a proposal to BBG for inclusion in proxy material at the next meeting of shareholders to terminate the investment management contract of BBAI with BBG. The outcome of these matters and their effect on the Company or BBAI's management agreement with BBG cannot be predicted with certainty. BBG's net assets at December 31, 1998 amounted to approximately $10.9 million.

        From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1998, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

                                     PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS DURING FOURTH QUARTER OF THE YEAR ENDED DECEMBER 31, 1998

                                       NONE


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Class A Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol BNBGA. The Company's Class B Common Stock has no public trading market. There are approximately 280 holders of record of Class A Common Stock and 1 holder of Class B Common Stock as of December 31, 1998. In addition, there are an indeterminate number of beneficial owners of Class A Common Stock that are held in "street name". No dividends have been paid on either class of Common Stock in the past five years and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Class A Common Stock during each quarterly period over the last two years were as follows:

                             1998                                1997
                    ---------------------------          -----------------------
                       High         Low                  High             Low
  First Quarter       $3-1/8       $2-1/8               $4-3/8           $2-3/4
  Second Quarter      $3-1/4       $2-3/16              $4-3/8           $2-7/8
  Third Quarter       $3-1/2       $1-13/16             $3-1/8           $2-5/8
  Fourth Quarter      $3-1/8       $1-5/8               $3-5/16          $2-1/4


ITEM 6.        SELECTED FINANCIAL DATA

        The selected financial data for the five years ended December 31, 1998 is presented on the following pages.


                             BULL & BEAR GROUP, INC.

                      CONSOLIDATED SELECTED FINANCIAL DATA

                        FOR THE YEARS ENDED DECEMBER 31,



                                                                1998            1997          1996            1995           1994
                                                                ----            ----          ----            ----           ----
Revenues:
    Management, distribution and administration fees         $3,373,046     $4,313,947     $4,922,945     $3,322,348     $3,786,066
    Dividends, interest and other                               165,627        182,757        104,862         98,158        (47,132)
                                                      -----------------   ------------   ------------   ------------   ------------
                                                              3,538,673      4,496,704      5,027,807      3,420,506      3,738,934
                                                      -----------------   ------------   ------------   ------------   ------------

Expenses:
    General and administrative                                2,093,323      2,559,080      2,744,021      2,205,725      2,109,345
    Marketing                                                   349,549        708,495      1,191,639        496,910        942,216
    Subadvisory fees                                            230,954        387,593        705,248         22,496         37,728
    Professional fees                                           177,376        186,320        290,098        413,594        140,353
    Amortization and depreciation                               118,186        106,871        116,151         65,545         59,248
                                                      -----------------   ------------   ------------   ------------   ------------
                                                              2,969,388      3,948,359      5,047,157      3,204,270      3,288,890
                                                      -----------------   ------------   ------------   ------------   ------------

Income (loss) from continuing operations before
    provision for income taxes                                  569,285        548,345        (19,350)       216,236        450,044
Income taxes                                                    (82,544)        (5,196)        91,248         42,588        158,171
                                                     ------------------   ------------   ------------   ------------   ------------
Income (loss) from continuing operations                        651,829        553,541       (110,598)       173,648        291,873

Discontinued operations
    Income (loss) from discontinued operations
        (net of income taxes)                                  (140,414)        72,184       (209,927)       (16,272)      (208,413)
                                                     ------------------   ------------   ------------   ------------   ------------
    Net income (loss)                                          $511,415       $625,725      $(320,525)      $157,376        $83,460
                                                      =================   ============   =============  ============   ============



                                                                1998            1997            1996            1995          1994
                                                                ----            ----            ----            ----          ----
Net income (loss) per share of weighted average
    Common Stock outstanding:
        Basic
            Income (loss) from continuing operations            $.47            $.41           $(.08)           $.11           $.19
            Income (loss) from discontinued operations          (.10)            .05            (.15)           (.01)          (.14)
                                                              --------          ------        --------        --------       -------
            Net income                                          $.37            $.46           $(.23)           $.10           $.05
                                                              ========          ======        ========        ========       =======

        Diluted
            Income (loss) from continuing operations            $.45            $.38           $(.08)           $.11           $.18
            Income (loss) from discontinued operations          (.10)            .05            (.15)           (.01)          (.13)
                                                              --------          ------        --------        --------       -------
            Net income                                          $.35            $.43           $(.23)           $.10           $.05
                                                              ========          ======        ========        ========       =======

Weighted average shares of Common Stock outstanding:
        Basic                                               1,391,940       1,370,017       1,369,555       1,499,516      1,523,152
                                                           ===========     ===========     ===========     ===========    ==========

        Diluted                                             1,453,472       1,468,252       1,369,555       1,549,815      1,610,658
                                                           ===========     ===========     ===========     ===========    ==========

Total assets                                               $5,315,147      $4,827,07       $4,273,110      $4,963,792     $4,240,241
                                                           ===========     ===========     ===========     ===========    ==========

Long-term obligations                                      $    -          $    7,46       $   22,093      $     -        $    -
                                                           ===========     ===========     ===========     ===========    =========

                       THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS 1998 COMPARED TO 1997

        Total revenues for the year decreased $958,031 or 21.3%. Management and distribution fees decreased $669,517 or 23.2% and $299,372 or 26.2%, respectively, and shareholder administration fees increased $27,988 or 9.8%. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds from which these revenues are generated. Shareholder administration fees represent reimbursement for actual expenses incurred. Such fees increased as the costs for providing these services increased. Net assets under management were approximately $274 million at December 31, 1997, $301 million at March 31, 1998, $278 million at June 30, 1998, $261 million at September 30, 1998 and $258 million at December 31, 1998. Dividends, interest and other income decreased $17,130 or 9.4%, primarily due to lower earnings on the Company's investments.

        Total expenses, including income taxes decreased $1,056,319 or 26.8% for the year. General and administrative expenses decreased $30,410 or 1.6%. Marketing expenses decreased $358,946 or 50.7% due to lower marketing costs for Midas Fund. Expense reimbursements to the Funds decreased $435,347 or 70.7% due to the expiration of the contractual expense reimbursement on August 29, 1997 for Midas Fund. Subadvisory fees decreased $156,639 or 40.4% because of lower net assets in Midas Fund. Professional fees increased $8,944 or 4.8%. Amortization and depreciation increased $11,315 or 10.6% for the year. Income taxes decreased $77,348 or 1,488.6% due to the reversal of the deferred tax asset valuation allowance account.

        Loss from discontinued operations (net of income taxes) for 1998 was $140,414 as compared to income from discontinued operations (net of income taxes) for 1997 of $72,184. While customer trading activity increased during the year, commissions and related fees decreased as a result of an increase in Internet trading. In addition, due to the increase in customer trading activity, clearing and brokerage charges increased in 1998.

        Net income for 1998 was $511,415 or $.37 per share as compared to net income of $625,725 or $.46 per share in 1997.

1997 COMPARED TO 1996
---------------------
        Total revenues for the year decreased $531,103 or 10.6%. Management and distribution fees decreased $215,407 or 6.9% and $429,986 or 27.4%, respectively, and shareholder administration fees increased $36,395 or 14.6%. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds from which these revenues are generated. Shareholder administration fees represent reimbursement for actual expenses incurred. Such fees increase as the costs for providing these services increase. Net assets under management were approximately $401 million at December 31, 1996, $359 million at March 31, 1997, $328 million at June 30, 1997, $353 million at September 30, 1997 and $274 million at December 31, 1997. Dividends, interest and other income increased $77,895 or 74.3% primarily due to gains on sales of investments.

        Total expenses, including income taxes, decreased $1,195,242 or 23.3% for the year. General and administrative expenses decreased $184,941 or 6.7%. Marketing expenses decreased $483,144 or 40.5% due to lower marketing costs for Midas Fund. Subadvisory fees decreased $317,655 or 45.0% because of lower net assets in Midas Fund. Professional fees decreased $103,778 or 35.8% due to lower litigation costs relating to the Maxus lawsuit. Amortization and depreciation decreased $9,280 or 8.0% for the year.

        Income from discontinued operations (net of income taxes) for 1997 was $72,184 as compared to loss from discontinued operations (net of income taxes) for 1996 of $209,927 due to an increase in customer transaction activity resulting in higher brokerage commissions and a decrease in clearing and brokerage charges due to the savings from a new clearing agreement beginning July 1996.

        Net income for 1997 was $625,725 or $.46 per share as compared to net loss of $320,525 or $.23 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
        The following table reflects the Company's consolidated working capital, total assets, long-term debt and shareholders' equity as of the dates indicated.

                                                    December 31,
                              --------------------------------------------------
                                 1998                 1997               1996
                                 ----                 ----               ----
   Working Capital            $2,371,234          $2,662,917          $2,293,200
   Total Assets               $5,315,147          $4,827,074          $4,273,110
   Long-Term Debt             $    -              $    7,460          $   22,093
   Shareholders' Equity       $4,959,016          $4,455,111          $3,917,886

        For the year ended 1998, total assets and shareholders' equity increased
$488,073  and  $503,905,  respectively.   Working  capital  and  long-term  debt
decreased $291,683 and $7,460, respectively.

        Working capital decreased due to expenditures in capital improvements on the real estate held for investment. The increase in shareholders' equity was primarily the result of the net income for 1998 of $511,415 and the exercise of the stock options for $639,227 offset by the decrease in unrealized capital gains on marketable securities of $43,062 and the issuance of the notes receivable for common stock issued for $603,675. There were $71,267 of realized capital gains during 1998, which was included in net income of $511,415. Total assets increased primarily as a result of the net income for the year offset by the decrease in unrealized capital gains on marketable securities of $43,062. Long-term debt decreased due to payments on the capitalized lease obligations.

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

        Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources. This includes the restrictions placed on the transfer of funds to the Company from BBSI and ISC as a result of their regulatory net capital requirements. At December 31, 1998, the amount subject to these restrictions was $275,000 or 5.2% of total assets.

EFFECTS OF INFLATION AND CHANGING PRICES
----------------------------------------
        Since the Company derives revenue from investment management, distribution and shareholder administration services from the Funds and from discount brokerage services, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenues from continuing operations.

Item 8.        Financial Statements and Supplementary Data

        Financial Statements required by Regulation S-X and Supplementary Financial Information required by Regulation S-K are presented herein.

                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Certified Public Accountants ........................  13

Consolidated Balance Sheets,
   December 31, 1998 and 1997 .............................................  14

Consolidated Statements of Income,
   Years ended December 31, 1998, 1997 and 1996 ...........................  15

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 1998, 1997 and 1996 ...........................  16

Consolidated Statements of Cash Flows,
   Years ended December 31, 1998, 1997 and 1996 ...........................  17

Notes to Consolidated Financial Statements ................................  19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders of
Bull & Bear Group, Inc.:


We have audited the accompanying consolidated balance sheets of Bull & Bear Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bull & Bear Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                    TAIT, WELLER & BAKER

Philadelphia, Pennsylvania
February 12, 1999

                             BULL & BEAR GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                                                                    1998               1997
                                                                    ----               ----
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                  $   1,403,931        $     312,633
    Marketable securities (Note 3)                                   353,385            1,846,028
    Management, distribution and shareholder administration
        fees receivable                                              257,313              268,984
    Interest, dividends and other receivables                        205,786              187,954
    Prepaid expenses and other current assets                        506,950              411,821
                                                               -------------        -------------
        Total Current Assets                                       2,727,365            3,027,420
                                                               -------------        -------------
Real estate held for investment, net                               1,198,173              632,682
Equipment, furniture and fixtures, net                               209,339              196,416
Excess of cost over net book value of subsidiaries, net              688,687              727,373
Deferred income taxes (Note 9)                                       215,400                  -
Other assets                                                         276,183              243,183
                                                               -------------        -------------
                                                                   2,587,782            1,799,654
                                                               -------------        -------------
        Total Assets                                           $   5,315,147        $   4,827,074
                                                               =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                           $     104,934        $     160,849
    Accrued professional fees                                        143,025               93,335
    Accrued payroll and other related costs                           64,667               41,042
    Accrued other expenses                                            28,920               45,225
    Current portion of capitalized lease obligation (Note 4)           4,749               13,644
    Other current liabilities                                          9,836               10,408
                                                               -------------        -------------
        Total Current Liabilities                                    356,131              364,503
                                                               -------------        -------------
Capitalized lease obligation (Note 4)                                    -                  7,460
                                                               -------------        -------------
Contingencies (Note 11)                                                  -                    -
Shareholders'  Equity (Notes 3, 5, 6, and 7)
    Common Stock,  $.01 par value Class
    A, 10,000,000 shares authorized;
        1,635,017 shares issued and outstanding                       16,351               13,501
    Class B, 20,000 shares authorized;
        20,000 shares issued and outstanding                             200                  200
    Additional paid-in capital                                     6,872,454            6,236,077
    Retained earnings (deficit)                                   (1,325,338)          (1,836,753)
    Notes receivable for common stock issued                        (603,675)                 -
    Accumulated other comprehensive income                              (976)              42,086
                                                               -------------        -------------
        Total Shareholders' Equity                                 4,959,016            4,455,111
                                                               -------------        -------------
        Total Liabilities and Shareholders' Equity             $   5,315,147        $   4,827,074
                                                               =============        =============
See accompanying notes to consolidated financial statements.

                                                                             14

                             BULL & BEAR GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31,


                                                                     1998                  1997                  1996
                                                                     ----                  ----                  ----
Revenues:
    Management, distribution and shareholder
         administration fees                              $       3,373,046       $       4,313,947       $       4,922,945
    Realized gains from investments                                  62,783                  83,608                  22,092
    Dividends, interest and other                                   102,844                  99,149                  82,770
                                                          -----------------       -----------------       -----------------
                                                                  3,538,673               4,496,704               5,027,807
                                                          -----------------       -----------------       -----------------

Expenses:
    General and administrative                                    1,912,927               1,943,337               2,225,624
    Marketing                                                       349,549                 708,495               1,191,639
    Expense reimbursements to the Funds (Note 10)                   180,396                 615,743                 535,902
    Subadvisory fees                                                230,954                 387,593                 705,248
    Professional fees                                               177,376                 186,320                 272,593
    Amortization and depreciation                                   118,186                 106,871                 116,151
                                                          -----------------       -----------------       -----------------
                                                                  2,969,388               3,948,359               5,047,157
                                                          -----------------       -----------------       -----------------

Income (loss) from continuing operations
    before income taxes                                             569,285                 548,345                  (19,350)
Income taxes (Note 9)                                                (82,544)                 (5,196)                91,248
                                                          ------------------      ------------------      -----------------
Income (loss) from continuing operations                            651,829                 553,541                 (110,598)

Discontinued Operations:
    Income (loss) from discontinued operations
        (net of income taxes) (Note 2)                              (140,414)                72,184                 (209,927)
                                                          ------------------      -----------------       ------------------
Net Income (Loss)                                         $         511,415       $         625,725       $         (320,525)
                                                          =================       =================       ==================

Per Share Data:
    Basic
        Income (loss) from continuing operations                   $    .47                 $   .41                $   (.08)
        Income (loss) from discontinued operations                     (.10)                    .05                    (.15)
                                                                   --------                 -------                --------
        Net income                                                 $    .37                 $   .46                $   (.23)
                                                                   ========                 =======                ========

    Diluted
        Income (loss) from continuing operations                   $    .45                 $   .38                $   (.08)
        Income (loss) from discontinued operations                     (.10)                    .05                    (.15)
                                                                   --------                 -------                --------
        Net income                                                 $    .35                 $   .43                $   (.23)
                                                                   ========                 =======                ========

Average Shares Outstanding:
    Basic                                                         1,391,940               1,370,017               1,369,555
                                                                  =========               =========               =========

    Diluted                                                       1,453,472               1,468,252               1,369,555
                                                                  =========               =========               =========

See accompanying notes to consolidated financial statements.

                                                                             15

                             BULL & BEAR GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996


                                                 Number of Shares               Amount
                                                 ----------------               ------
                                                Class A       Class B     Class A    Class B
                                                Common        Common      Common     Common
                                                 ------       ------      ------     ------
Balance, December 31, 1995                       1,348,017    20,000     $13,481     $200

Net loss
   Other comprehensive income                         --        --          --        --
   Unrealized gains on marketable securities          --        --          --        --

   Comprehensive income (loss)

Issuance of Class A common stock on exercise
   of stock options                                  2,000      --            20      --
                                                ----------    ------     -------     ----
Balance, December 31, 1996                       1,350,017    20,000      13,501      200

Net income
   Other comprehensive income                         --        --          --        --
   Unrealized losses on marketable securities         --        --          --        --
                                                ----------    ------     -------     ----
   Comprehensive income

Balance, December 31, 1997                       1,350,017    20,000      13,501      200

Net income
   Other comprehensive income                         --        --          --        --
   Unrealized losses on marketable securities         --        --          --        --
                                                ----------    ------     -------     ----
   Comprehensive income

Issuance of Class A common stock on exercise
   of stock options                                285,000      --         2,850      --
Issuance of notes receivable (Note 7)                 --        --          --        --
                                                ----------    ------     -------     ----
Balance, December 31, 1998                       1,635,017    20,000     $16,351     $200
                                                ==========    ======     =======     ====

                                                                   Notes
                                                                 Receivable
                                                                    For                        Accumulated
                                               Additional          Common      Retained          Other             Total
                                                 Paid-In           Stock       Earnings       Comprehensive     Shareholders'
                                                 Capital           Issued      (Deficit)         Income            Equity
                                               ------------     ------------  -----------    ---------------  ---------------
Balance, December 31, 1995                      $6,232,347      $   --        $(2,141,953)     $  66,020       $ 4,170,095
                                                                                                              -----------
Net loss
   Other comprehensive income                         --            --           (320,525)          --            (320,525)
   Unrealized gains on marketable securities          --            --               --           64,566            64,566
                                                                                                               -----------
   Comprehensive income (loss)                                                                                    (255,959)
                                                                                                               -----------
Issuance of Class A common stock on exercise
   of stock options                                  3,730          --               --             --               3,750
                                                ----------     ---------      -----------      ---------       -----------
Balance, December 31, 1996                       6,236,077          --         (2,462,478)       130,586         3,917,886
                                                                                                               -----------
Net income
   Other comprehensive income                         --            --            625,725           --             625,725
   Unrealized losses on marketable securities         --            --               --          (88,500)          (88,500)
                                                ----------     ---------      -----------      ---------       -----------
   Comprehensive income                                                                                            537,225
                                                                                                               -----------
Balance, December 31, 1997                       6,236,077          --         (1,836,753)        42,086         4,455,111

                                                                                              =========       -----------
Net income
   Other comprehensive income                         --            --            511,415           --             511,415
   Unrealized losses on marketable securities         --            --            (43,062)       (43,062)
                                                ----------     ---------      -----------      ---------       -----------
   Comprehensive income                                                                                            468,353
                                                                                                               -----------
Issuance of Class A common stock on exercise
   of stock options                                636,377          --               --             --             639,227
Issuance of notes receivable (Note 7)                 --        (603,675)            --             --            (603,675)
                                                ----------     ---------      -----------      ---------       -----------
Balance, December 31, 1998                      $6,872,454     $(603,675)     $(1,325,338)     $    (976)      $ 4,959,016
                                                ==========     =========      ===========      =========       ===========

See accompanying notes to consolidated financial statements.
                                                                              16


                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,


                                                        1998                 1997                 1996
                                                        ----                 ----                 ----
Cash Flows from Operating Activities:
Net income (loss)                                     $ 511,415           $ 625,725           $(320,525)
                                                      ---------           ---------           ---------
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                       169,008             131,992             138,116
    Deferred income taxes                              (215,400)               --                  --
    Increase in cash value of life insurance            (33,000)            (32,333)            (30,000)
    Realized/unrealized (gain) loss on investments      (40,330)            (83,608)            (32,725)
    (Increase) decrease in:
        Management, distribution and shareholder
            administration fees receivable               11,671             (61,040)            (28,735)
        Interest, dividends and other receivables       (17,832)             16,730              43,557
        Prepaid expenses and other current assets       (95,129)           (122,109)            143,858
        Other assets                                       --                (5,774)            (48,401)
    Increase (decrease) in:
        Accounts payable                                (55,915)             26,305            (475,698)
        Accrued expenses                                 57,010               4,917               4,610
        Other current liabilities                          (572)             (1,212)             (1,760)
                                                      ---------           ---------           ---------
Total adjustments                                      (220,489)           (126,132)           (287,178)
                                                      ---------           ---------           ---------
    Net cash provided by (used in)
        Operating Activities                            290,926             499,593            (607,703)
                                                      ---------           ---------           ---------

                             BULL & BEAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                            Years Ended December 31,

                                                               1998               1997                1996
                                                               ----               ----                ----
Cash Flows from Investing Activities:
    Improvement to real estate held for investment          $(606,296)          $(218,956)          $(204,642)
    Capital expenditures                                     (102,440)            (27,804)           (100,799)
    Proceeds from sale of Bull & Bear Properties, Inc.           --                  --                43,763
    Proceeds from sales of investments                      1,748,467             556,831             963,318
    Purchases of investments                                 (258,556)          (1,231,204)          (785,512)
    Acquisition of intangible assets                             --                  --               (66,780)
                                                            ---------           ---------           ---------
        Net cash provided by (used in)
            Investing Activities                              781,175            (921,133)           (150,652)
                                                            ---------           ---------           ---------

Cash Flows from Financing Activities:
    Issuance collection of note receivable                   (603,675)               --                  --
    Increase in capitalized lease obligation                     --                  --                46,416
    Repayments of capitalized lease obligation                (16,355)            (13,271)            (12,041)
    Proceeds from issuance of Class A Common Stock            639,227                --                 3,750
                                                            ---------           ---------           ---------
        Net cash provided by (used in)
            Financing Activities                               19,197             (13,271)             38,125
                                                            ---------           ---------           ---------

        Net increase (decrease) in cash
            and cash equivalents                            1,091,298            (434,811)           (720,230)

Cash and cash equivalents:
    Beginning of year                                         312,633             747,444           1,467,674
                                                            ---------           ---------           ---------
    End of year                                             $1,403,931          $ 312,633           $ 747,444
                                                            =========           =========           =========

SUPPLEMENTAL DISCLOSURE:
    The Company paid $9,346 in Federal income taxes in 1998. The Company did not pay any Federal income taxes in 1997 or 1996.
    The Company paid $864, $916 and $1,309 in interest in 1998, 1997 and 1996, respectively.

See accompanying notes to consolidated financial statements.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


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

            CASH AND CASH EQUIVALENTS
            Investments in money market funds are considered to be cash equivalents. At December 31, 1998 and 1997, the Company and subsidiaries had invested approximately $1,378,700 and $260,300, respectively, in an affiliated money market fund.

            MARKETABLE SECURITIES
            The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity as "accumulated other comprehensive income". Marketable securities for the broker/dealer subsidiaries are valued at market with unrealized gains and losses included in earnings.

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

                        December 31, 1998, 1997 and 1996


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

            REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
            Real estate held for investment is recorded at cost and is depreciated on the straight-line basis over its estimated useful life. At December 31, 1998 and 1997, accumulated depreciation amounted to approximately $92,400 and $51,600, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At December 31, 1998 and 1997, accumulated depreciation amounted to approximately $908,400 and $818,900, respectively.

            EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
            The  excess  of  cost  over  net  book  value  of   subsidiaries  is
            capitalized and amortized over fifteen and forty years using the straight-line method. At December 31, 1998 and 1997, accumulated amortization amounted to approximately $662,100 and $623,400, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

            COMPREHENSIVE INCOME
            For 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes the disclosure requirements for reporting comprehensive income in an entity's financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities. Accumulated other comprehensive income, a component of stockholders' equity, was formerly reported as unrealized gains and losses on marketable securities. There was no impact on previously reported net income from the adoption of SFAS 130.

                             BULL & BEAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1998, 1997 and 1996


            SEGMENT INFORMATION
            Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information" was adopted by the Company in 1998. SFAS 131 requires companies to present segment information using the management approach. The management approach is based on operating decisions and assessing performance. The Company's operating segments are organized around services provided and are classified into two groups investment management and discount brokerage. Due to the pending sale of Bull & Bear Securities, Inc. ("BBSI"), the discount brokerage business is classified as "income from discontinued operations" on the financial statements (See Note 2). The Company's remaining business is in one industry segment.

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

            The following  table sets forth the computation of basic and diluted earnings per share:
                                                         1998         1997          1996
                                                         ----         ----          ----
Numerator for basic and diluted earnings per share:
    Net income (loss)                                 $  511,415   $  625,725   $  (320,525)
                                                      ==========   ==========   ===========

Denominator:
    Denominator for basic earnings per share -
        weighted-average shares                        1,391,940    1,370,017     1,369,555
    Effect of dilutive securities:
        Employee Stock Options                            61,532       98,235          --
                                                      ----------   ----------   -----------
Denominator for diluted earnings per share -
    adjusted weighted - average shares and
    assumed conversions                                1,453,472    1,468,252     1,369,555
                                                     ===========   ==========   ============

            RECLASSIFICATIONS
            Certain reclassifications of the 1997 and 1996 financial statements have been made to conform to the 1998 presentation.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1998, 1997 and 1996


2.      DISCONTINUED OPERATIONS

          On December 17, 1998, the Company signed an agreement to sell the outstanding stock of BBSI, the discount brokerage business, to a subsidiary of Royal Bank of Canada. The transaction, which is subject to the approval of regulatory authorities in Canada and the United States, is valued at approximately $6 million. The sale is expected to close in the first quarter of 1999. In connection with the sale, the rights to the name "Bull & Bear" will be transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries will subsequently change their names. Accordingly, results from the discount brokerage segment are shown as discontinued operations with prior years restated. Summarized financial information for the discontinued operations was as follows:

                                                       1998          1997          1996
                                                       ----          ----          ----
Revenues                                          $ 2,379,506    $2,490,713   $ 2,389,205
Expenses                                            2,614,920     2,378,629     2,663,132
                                                  -----------    ----------   -----------
    Income (loss) before income taxes                (235,414)      112,084      (273,927)
    Income tax expense (benefit)                      (95,000)       39,900       (64,000)
                                                  -----------    ----------   -----------
    Income (loss) from discontinued operations,
        net of income taxes                       $  (140,414)   $   72,184   $  (209,927)
                                                  ===========    ==========   ===========

                                                     1998            1997
                                                  ----------      ----------
Current assets                                    $1,025,704      $1,008,371
Total assets                                      $1,114,667      $1,083,227
Current liabilities                               $  420,641      $  248,787
Total liabilities                                 $  420,641      $  248,787
Net assets of discontinued operations             $  694,026      $  834,440

        Of the total net assets of the discontinued business segment, as of December 31, 1998, the pending agreement of sale provides that the business shall have net assets of at least $500,000 at settlement.


3.      MARKETABLE SECURITIES

At December 31, 1998, marketable securities consisted of:
    Broker/dealer securities - at market
        Affiliated mutual funds (cost $159,882)                         $128,945
                                                                        --------
    Other companies
        Available-for-sale securities - at market
            Unaffiliated mutual funds                                     38,820
            Affiliated mutual funds                                        2,268
            Equity securities                                            183,352
                                                                        --------
            Total available-for-sale securities (cost - $225,416)        224,440
                                                                        --------
                                                                        $353,385
                                                                        ========

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1998, 1997 and 1996


At December 31, 1997, marketable securities consisted of:

Broker/dealer securities - at market
    U.S. Treasury Notes, due 6/30/99 - 9/30/00 (cost $1,260,380)      $1,265,943
                                                                      ----------
Other companies
    Available-for-sale securities - at market
        Unaffiliated mutual funds                                         36,324
        Affiliated mutual funds                                            3,157
        Equity securities                                                186,884
        U.S. Treasury Notes, due 9/30/00                                 353,720
                                                                      ----------
        Total available-for-sale securities (cost - $537,999)            580,085
                                                                      ----------
                                                                      $1,846,028
                                                                      ==========

        At December 31, 1998 and 1997, the Company had $(976) and $42,086, respectively, of unrealized gains (losses) on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity.


4.      LEASE COMMITMENTS

            AS LESSEE
            The Company leases approximately 11,400 square feet of office space. The rent is approximately $207,000 per annum plus $32,550 per annum for electricity. The lease expires December 31, 1999 and is cancelable at the option of the Company on three months' notice. In addition, the Company's discount broker/dealer has a branch office in Boca Raton, Florida consisting of approximately 2,000 square feet. The rent is approximately $55,000 per annum and expires on August 30, 1999.

            The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $45,457 at December 31, 1998. Depreciation expense of $44,194 has been recognized on this property as of December 31, 1998. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

       Year Ending December 31,
       1999                                                            $4,787
       Less amount representing interest and executory costs               38
                                                                    ---------
       Present value of minimum lease payments                         $4,749
                                                                       ======

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1998, 1997 and 1996


            AS LESSOR
            The Company owns an office building which is leased to various tenants. Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1998 are as follows:

                Year ending December 31,
                1999                                      $   152,300
                2000                                          172,400
                2001                                          189,800
                2002                                          176,000
                2003                                          154,600
                2004 - 2008                                   797,000
                                                         ------------
                Net minimum future lease receipts          $1,642,100
                                                           ==========


5.      SHAREHOLDERS' EQUITY

        The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of December 31, 1998 and 1997, none of the Preferred Stock was issued.


6.      NET CAPITAL REQUIREMENTS

        The Company's broker/dealer subsidiaries are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 1998, these subsidiaries had net capital of approximately $410,600 and $676,800; net capital requirements of $250,000 and $25,000; excess net capital of approximately $160,600 and $651,800; and the ratios of aggregate indebtedness to net capital were approximately 1.02 to 1 and 0.13 to 1, respectively.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1998, 1997 and 1996


7.      STOCK OPTIONS

        On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996 and October 29, 1997 increasing the maximum number of options to 450,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. Two of the non-employee directors were granted 10,000 options each on December 6, 1995 and 5,000 options each on October 29, 1997. The new non-employee director was granted 10,000 options on September 8, 1998. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years. If the recipient of any option owns 10% or more of the Class B shares, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted.

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

                                                  Years Ended December 31,
                                        1998         1997          1996
                                        ----         ----          ----
Net income             As Reported      $511,415     $625,725      $(320,525)
                        Proforma        $465,641     $246,394      $(463,738)
Earnings per share
    Basic              As Reported          $.37         $.46          $(.23)
                        Proforma            $.33         $.18          $(.34)
    Diluted            As Reported          $.35         $.43          $(.23)
                        Proforma            $.32         $.17          $(.34)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 73.95%, 92.83% and 93.82%, risk-free interest rate of 5.11%, 5.85% and 5.29% and expected life of three years, three years and five years.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1998, 1997 and 1996


        A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:
                                                                  Weighted
                                         Number                    Average
                                           of                     Exercise
  Stock Options                           Shares                    Price
  -------------                         ----------              ------------
  Outstanding at December 31, 1995         69,000                  $1.76
      Granted                              229,000                 $2.04
      Exercised                             (2,000)                $1.88
      Canceled                             (27,000)                $1.91
                                       -------------
  Outstanding at December 31, 1996        269,000                  $1.98
      Granted                             177,000                  $2.52
      Canceled                             (34,000)                $1.97
                                       -------------
  Outstanding at December 31, 1997        412,000                  $2.21
      Granted                              12,000                  $1.81
      Exercised                           (285,000)                $2.25
      Canceled                             (20,000)                $2.64
                                      -------------
  Outstanding at December 31, 1998        119,000                  $2.05
                                       ============

        There were 97,000 and 176,000 options exercisable at December 31, 1998 and 1997 with a weighted-average exercise price of $1.99 and $2.29, respectively. There were no options exercisable at December 31, 1996. The weighted-average fair value of options granted was $0.94, $1.41 and $1.42 for the years ended December 31, 1998, 1997 and 1996, respectively.

        The  following  table   summarizes   information   about  stock  options
outstanding at December 31, 1998:
                                       Options Outstanding
                                        Weighted-Average
      Range of            Number           Remaining            Weighted-Average
 Exercise Prices        Outstanding     Contractual Life         Exercise Price
 ---------------        -----------    -------------------   -------------------
 $1.50   - $1.8125         35,000          2.5 years                $1.68
 $1.875 - $2.475           64,000          2.7 years                $2.00
 $2.75   - $3.00           20,000          2.9 years                $2.88

        In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at December 31, 1998 was $603,675, which was classified as "notes receivable for common stock issued."


8.      PENSION PLAN

        The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended December 31, 1998, 1997 and 1996 was approximately $44,700, $44,800 and $39,900, respectively.

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1998, 1997 and 1996


9.      INCOME TAXES

        The provision for income taxes charged to operations was as follows:
                                 1998               1997               1996
                                 ----               ----               ----
 Current
     State and local     $     28,510          $   34,704         $     27,248
     Federal                  (206,054)               -                    -
                         -------------         ----------         ------------
                         $    (177,544)        $   34,704         $     27,248
                         =============         ==========         ============

        Deferred tax assets (liabilities) are comprised of the following at December 31, 1998 and 1997:
                                                            1998       1997
                                                            ----       ----
 Unrealized (appreciation) depreciation on investments   $ 12,400    $  (16,200)
 Accrued expenses                                          40,000           -
 Depreciation                                              10,000           -
 Net operating loss carryforwards                         153,000       277,100
                                                        ---------    ----------
      Net deferred tax assets                             215,400       260,900
 Deferred tax asset valuation allowance                       -        (260,900)
                                                        ---------    ----------
      Net deferred tax assets                           $ 215,400    $      -
                                                        =========    ==========

        In 1997, the full amount of the deferred tax asset was offset by a valuation allowance due to uncertainties associated with the ultimate realization of the net operating loss carryforwards. However, due to recent income of the Company and the pending sale of BBSI (See Note 2) it is expected that the net operating loss carryforwards will be fully realized in 1999. As a result, the valuation allowance was reversed in 1998.

        For the year ended December 31, 1998, the provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal tax rates to pre-tax income as a result of utilization of net operating loss carryforwards and the reversal of the valuation allowance account.

        At December 31, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $382,400, of which $53,800, $62,700 and $265,900 expire in 2005, 2006 and 2011, respectively.

10.     RELATED PARTIES

        All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administration fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the open-end Funds. Such reimbursement amounted to approximately $314,100, $286,100 and $249,700 for the years ended December 31, 1998, 1997 and 1996, respectively. During the years ended December 31, 1998 and 1997, the Funds paid approximately $182,000 and $63,700, respectively, for co-transfer agent services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for co-transfer agent services were recorded as a reduction to marketing expenses. 27

                             BULL & BEAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1998, 1997 and 1996


        In connection with investment management services, the Company's investment managers waived management fees from the Funds in the amount of approximately $180,400, $615,700 and $535,900 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Certain officers of the Company also serve as officers and/or directors of the Funds.

        Commencing August 1992, the Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of December 31, 1998, the policy had a cash surrender value of approximately $142,000 and is included in other assets in the balance sheet.

        The Company's discount broker/dealer received brokerage commissions of approximately $101,100, $259,400 and $179,500 from the Funds for the years ended December 31, 1998, 1997 and 1996, respectively.


11.     CONTINGENCIES

        A group called Karpus Investment Management ("KIM") at the 1997 annual meeting of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG") sought to elect its slate of nominees in opposition to management and at the 1998 annual meeting of BBG made a counter-solicitation on all management proposals and a solicitation to terminate the investment management agreement. On February 19, 1998, KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005, which was dismissed with prejudice on October 1, 1998. On February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190. On December 22, 1998, KIM filed a lawsuit against BBG in the United States District Court for the District of Maryland Court, 98-CV-4161 and BBG has made counterclaims. KIM has submitted a proposal to BBG for inclusion in proxy material at the next meeting of shareholders to terminate the investment management contract of BBAI with BBG. The outcome of these matters and their effect on the Company or BBAI's management agreement with BBG cannot be predicted with certainty. BBG's net assets at December 31, 1998 amounted to approximately $10.9 million.

        From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1998, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

        In July 1994, the Company entered into a Death Benefit Agreement ("Agreement") with the Company's Chairman. Following his death, the Agreement provides for annual payments, equal to 80% of his average annual salary for the three year period prior to his death subject to certain adjustments, to his wife until her death. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

                  Selected Quarterly Financial Data (Unaudited)


The following sets forth the selected quarterly financial information for the years ended December 31, 1998 and 1997. The information presented has been restated to reflect BBSI as discontinued operations (See Note 2 to the consolidated financial statements).

                                                                                Three Months Ended
                                                March 31,               June 30,                Sept. 30,             Dec. 31,
    1998
Revenues                                         901,689       $         996,530       $         822,880        $       817,574
                                         ===============       =================       =================        ===============
Income (loss) from continuing
    operations                                   206,529       $         155,539       $         (14,572)       $       304,333
                                         ===============       =================       ==================       ===============
Income (loss) from discontinued
    operations                                   (71,350)      $         (14,232)      $         (42,793)       $       (12,039)
                                         ================      =================       ==================       ================
Net income (loss)                                135,179       $         141,307       $          (57,365)      $       292,294
                                         ===============       =================       ==================       ===============

Income (loss) per share
    Basic
        Income (loss) from continuing
            operations                            $ .15                   $ .11                    $(.01)                 $ .21
                                                  =====                   =====                    =====                  =====
        Income (loss) from discontinued
            operations                            $(.05)                  $(.01)                   $(.03)                 $(.01)
                                                  =====                   =====                    =====                  =====
        Net income (loss)                         $ .10                   $ .10                    $(.04)                 $ .20
                                                  =====                   =====                    =====                  =====
    Diluted                                       $ .09                   $ .10                    $(.04)                 $ .20
                                                  =====                   =====                    =====                  =====

    1997
Revenues                                       1,252,881       $       1,191,904       $       1,078,362        $       973,557
                                         ===============       =================       =================        ===============
Income from continuing operations                 15,100       $         132,034       $         192,535        $       213,872
                                         ===============       =================       =================        ===============

Income (loss) from discontinued
    operations                                   100,555       $          31,553       $          23,209        $       (83,133)
                                         ===============       =================       =================        ================
Net income                                       115,655       $         163,587       $         215,744        $       130,739
                                         ===============       =================       =================        ===============

Income (loss) per share
    Basic
        Income from continuing operations           $.01                    $.10                    $.14                  $ .16
                                                    ====                    ====                    ====                  =====
        Income (loss) from discontinued
            operations                              $.07                    $.02                    $.02                  $(.06)
                                                    ====                    ====                    ====                  =====
        Net Income                                  $.08                    $.12                    $.16                  $ .10
                                                    ====                    ====                    ====                  =====
    Diluted                                         $.08                    $.11                    $.15                  $ .09
                                                    ====                    ====                    ====                  =====


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters during the two years ended December 31, 1998.

                                    PART III


Item 10.       Directors and Executive Officers

        The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

        Name                Position                     Years of Service  Age
        ----                --------                     ----------------  ---
                                                         Director  Officer
                                                         --------  -------
Bassett S. Winmill          Chairman of the Board            22     22      69

Robert D. Anderson          Vice Chairman of the Board       22     22      69

Mark C. Winmill             Co-President,                    10     12      41
                            Chief Financial Officer,
                            Director

Thomas B. Winmill, Esq.     Co-President,                    10     11      39
                            General Counsel, Director

Edward G. Webb, Jr.         Director                         13*    11**    59

Charles A. Carroll          Director                          7        -    68

Mark C. Jones               Director                          1        -    63

Steven A. Landis            Senior Vice President            -        4     43

James R. Mitchell, II       Senior Vice President            -        5     37

Joseph Leung                Treasurer,                       -        4     33
                            Chief Accounting Officer

Deborah Ann Sullivan, Esq.  Vice President Secretary,
                            Associate General Counsel        -        2     29

*   1985 to 1990 and 1992 to present.

** 1979 to 1990

        Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

     BASSETT S. WINMILL - Chairman of the Board of Directors. He is also Chairman of certain investment companies managed by Company subsidiaries. He is a member of the New York Society of Security Analysts, the Association for Investment Management and Research, and the International Society of Financial Analysts. He is the father of Mark C. Winmill and Thomas B. Winmill and the brother-in-law of Mark C. Jones.

     ROBERT D. ANDERSON - Vice Chairman of the Board of Directors. He is also Vice Chairman of certain investment companies managed by Company subsidiaries and of the subsidiaries of the Company.

     MARK C. WINMILL - Co-President, Chief Financial Officer and Director. He is also President of Bull & Bear Securities, Inc. and Co-President of the investment companies managed by Company subsidiaries and of certain other subsidiaries of the Company. He is a son of Bassett S. Winmill, a brother of Thomas B. Winmill and a nephew of Mark C. Jones.

     THOMAS B. WINMILL, ESQ. - Co-President, General Counsel and Director. He is also President of Bull & Bear Advisers, Inc. and Co-President of the investment companies managed by Company subsidiaries and of certain other subsidiaries of the Company. He is a member of the New York State Bar. He is a son of Bassett S. Winmill, a brother of Mark C. Winmill and a nephew of Mark C. Jones.

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

     MARK C. JONES - Director. Since 1993, he has served as Managing Director of Western Javelin LC, a general consulting firm. He is the brother-in-law of Bassett S. Winmill and uncle of Thomas B. Winmill and Mark C. Winmill.

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

     DEBORAH ANN SULLIVAN, ESQ. - Vice President, Secretary and Associate General Counsel. She is also Vice President, Secretary and Associate General Counsel of the investment companies managed by Company subsidiaries. From 1993 to 1994 she was a Blue Sky Paralegal for SunAmerica Asset Management Corporation and from 1992 through 1993 she was Compliance Administrator and Blue Sky Administrator with Prudential Inc. and Prudential Fund Management, Inc. She is a member of the New York State Bar.

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

Summary Compensation Table
        The following table sets forth, for the three years ended December 31, 1998, the compensation paid to the chief executive officers and the other executive officers whose total annual salary and bonus exceeded $100,000 in 1998.

                                                     SUMMARY COMPENSATION TABLE

                                             Annual Compensation                              All Other
     Name And                              Salary          Bonus        Other Annual         Compensation
Principal Position            Year          ($)             ($)         Compensation*      (a)         (b)
------------------            ----       ---------        ---------     ------------       ---         ---
Bassett S. Winmill            1998       $175,000         $10,937           --           $5,355      $4,999
    Chairman                  1997       $170,000         $17,708           --           $5,166      $4,750
                              1996       $170,000         $28,333           --           $5,166      $4,750
Robert D. Anderson            1998       $ 90,000         $ 5,625           --           $2,142      $3,347
    Vice Chairman             1997       $ 90,000         $ 9,375           --           $2,142      $2,925
                              1996       $ 90,000         $15,000           --           $2,142      $3,211
Mark C. Winmill               1998       $140,000         $28,750           --           $  326      $5,000
    Co-President              1997       $122,500         $13,021           --           $  269      $3,941
                              1996       $110,000         $18,115           --           $  152      $3,997
Thomas B. Winmill             1998       $140,000         $28,750           --           $  211      $4,478
    Co-President              1997       $122,500         $13,021           --           $  177      $4,272
                              1996       $110,000         $18,115           --           $  152      $4,066
Steven A. Landis              1998       $128,625         $12,764           --           $  296      $3,420
    Senior Vice President     1997       $120,667         $ 7,542           --           $  267      $2,564
                              1996       $112,000         $18,667           --           $  141      $1,750

 *      Information omitted as perquisites do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year for the named executive officers.

(a)     Represents term life insurance
(b) Represents Company's matching contributions to 401(k) Plan.

Option Grants Table
        There were no options granted to any of the executive officers named in the Summary Compensation Table during the year ended December 31, 1998.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
        The following table sets forth, for the year ended December 31, 1998, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.

                                               Number of
                                              Securities              Value of
                                              Underlying            Unexercised
                     Number of                Unexercised          In-The-Money
                      Shares                   Options at            Options at
                     Acquired     Dollar      12-31-98 (#)         12-31-98 ($)
                        On        Value        Exercisable/         Exercisable/
Name                 Exercise    Realized    Unexercisable         Unexercisable

Bassett S. Winmill    90,000     $202,125         0 / 0                 $0 / $0
Mark C. Winmill       90,000     $202,125         0 / 0                 $0 / $0
Thomas B. Winmill     90,000     $202,125         0 / 0                 $0 / $0
Robert D. Anderson       -            -      25,000 / 0            $26,250 / $0
Steven A. Landis         -            -      20,000 / 0            $22,500 / $0

Long-Term Incentive Plan Awards Table
        There were no long-term incentive plan awards made during the year ended December 31, 1998 to the executive officers named in the Summary Compensation Table.

Compensation of Directors
        Edward G. Webb, Jr., Charles A. Carroll and Mark C. Jones were the only individuals who received compensation for their service as directors of the Company in 1998. They were each paid $500 per quarter as a retainer and $2,000 per quarterly meeting attended plus expenses. For the year ended December 31, 1998, Mr. Webb was paid $7,500 for attending 3 meetings, Mr. Carroll was paid $10,000 for attending all four meetings and Mr. Jones was paid $5,000 for attending 2 meetings. Mr. Jones also received an option to purchase 10,000 shares of Class A Common Stock at an exercise price of $1.8125 per share.

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

        The purpose of the Plan is to assist the Company and its subsidiaries in attracting and retaining highly competent officers and directors and otherwise on behalf of the Company. The Plan also acts as an incentive in motivating selected officers and key employees to achieve long-term objectives of the Company, which will inure to the benefit of all stockholders of the Company. Any proceeds raised by the Company under the Plan will be used for working capital purposes.
                                                                             33

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

        Awards Granted to Non-Employee Directors. Non-Employee Directors are eligible only to receive NonQualified Stock Options and Awards of Restricted Shares. All such grants may be made only by the Board. The terms and conditions applicable to grants of such Awards to Non-Employee Directors (except where specifically stated herein to the contrary) are the same as those applicable to grants of Non-Qualified Options and Restricted Shares to employees, except that references to (a) the Committee shall be deemed to refer to the Board (b) employees shall be deemed to refer to Non-Employee Directors and (C) termination of employment shall be deemed to refer to termination of service.

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

        (b) The following table sets forth, as of December 31, 1998, information relating to beneficial ownership by individual directors of the Company, executive officers named in the Summary Compensation Table and by directors and executive officers of the Company as a group, of the currently issued and outstanding Class A Common Stock of the Company.

                                      Amount and Nature of              Percent
Name of Beneficial Owner           Beneficial Ownership (5)            of Class
------------------------           ------------------------            --------
Bassett S. Winmill                      297,604                         18.2%
Robert D. Anderson                      123,414 (1)                      7.4%
Thomas B. Winmill                       174,770 (2)                     10.7%
Mark C. Winmill                         120,800                          7.4%
Edward G. Webb, Jr.                      21,684 (3)                     1.3%
Charles A. Carroll                       25,000                         1.5%
Steven A. Landis                         20,000 (4)                     1.2%
All directors and executive
  officers as a group (11 persons)      804,272                         46.9%

        (1)    Includes   options  exercisabl   to  purchase  25,000  shares  at
               December 31, 1998.

        (2) Includes 40,900 and 10,000 shares held by Thomas B. Winmill's wife and sons, respectively of which he disclaims beneficial ownership.

        (3) Includes options exercisable to purchase 15,000 shares.

        (4) Includes options exercisable to purchase 20,000 shares.

        (5) The nature of the beneficial ownership for all the Class A Common Stock is investment power.


Item 13.       Certain Relationships and Related Transactions

        The following sets forth the reportable items regarding indebtedness of management in excess of $60,000. In connection with the exercise of stock options and related tax expense, the Company received notes with an interest rate of 4.47% per annum payable on December 15, 2003.

                                              Largest               Amount
                                             Amount of           Outstanding at
Name and Relationship                      Indebtedness        December 31, 1998
Bassett S. Winmill, Chairman                 $285,113             $285,113
Mark C. Winmill, Co-President                $201,225             $201,225
Thomas B. Winmill, Co-President              $201,225             $201,225

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

                                 (9)     Not applicable.

                                 (10)          Material Contracts
                                         (a)    Investment            Management
                                                Agreements,         Distribution
                                                Agreements,       Plans       of
                                                Distribution ("12b-1 Plans") and
                                                Shareholder       Administration
                                                Agreements between  subsidiaries
                                                of the Company and the Funds and
                                                Non-Exclusive License Agreements
                                                between   the  Company  and  the
                                                Funds:

                                                                                        Shareholder  Non-Exclusive
                                                  Management    Distribution  12b-1   Administration   License
            Fund                                   Agreement      Agreement    Plan     Agreement     Agreement
            ----                                  ----------    ------------  ------  -------------- -------------
(I)     Bull & Bear Dollar Reserves                     (1)         (1)         (1)         (2)         (5)
(ii)    Bull & Bear Gold Investors Ltd.                 (1)         (1)         (1)         (2)         (5)
(iii)   Global Income Fund, Inc.                        (4)         --          --          --          (5)
(iv)    Bull & Bear U.S. and Overseas Fund              (1)         (1)         (1)         (2)         (5)
(v)     Bull & Bear Special Equities Fund, Inc.         (1)         (1)         (1)         (2)         (5)
(vi)    Tuxis Corporation                               (4)         --          --          --          (5)
(vii)   Bull & Bear U.S. Government Securities
             Fund, Inc.                                 (4)         --          --          --          (5)
(viii)  Midas Fund, Inc.                                (3)         (3)         (3)         (3)         (5)
(ix)    Rockwood Fund, Inc.                             (4)         (4)         (4)         (4)         (5)

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

                    (5) Filed as exhibits to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                    (b) Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, as adopted December 6, 1995 and amended February 6, 1996, filed as exhibit to Form 10- K for the year ended December 31, 1995 and incorporated herein by reference.

                    (C) Section 422A Incentive Stock Option Plan, as adopted December 5, 1990, filed as exhibit to Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

                    (d) Investment Management Transfer Agreements between the investment management subsidiaries of the Company and filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

                    (e)  Bull & Bear  Investment  Plan,  filed as an  exhibit to
                         Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

                    (f) Death Benefit Agreement dated July 22, 1994 and filed as exhibit to Form 10- K for the year ended December 31, 1994 and incorporated herein by reference.

                    (g) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees-Bassett S. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                    (h) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees-Robert D. Anderson filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                    (I) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees-Mark C. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                    (j) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees-Thomas B. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                    (k) Bull & Bear Group, Inc. Incentive Stock Option Agreement for Employees-Steven A. Landis filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

                    (n) Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan, (as Amended and Restated as of October 29, 1997), filed as exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                    (o) Option Certificate for Bassett S. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                    (p) Option Certificate for Edward G. Webb, Jr. filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                    (q) Option Certificate for Charles A. Carroll filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                    (r) Option Certificate for Thomas B. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                    (s) Option Certificate for Mark C. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                    (t) Option Certificate for Robert D. Anderson filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

                    (u) Purchase Agreement, dated as of December 17, 1998, by and among the Bull & Bear Group, Inc., Bull & Bear Securities, Inc. and RBC Holdings (USA) Inc., with all exhibits thereto filed as an exhibit to Form 8-K on December 18, 1998 and incorporated herein by reference.

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

    (b) Reports on Form 8-K. A report on Form 8-K was filed on December 18, 1998 during the last quarter of the period covered by this report.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BULL & BEAR GROUP, INC.


March 30, 1999           By:     /s/ Joseph Leung
                               Joseph Leung
                               Treasurer, Chief Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 30, 1999            By:     /s/ Bassett S. Winmill
                                  ----------------------------------------------
                                Bassett S. Winmill,
                                Chairman of the Board, Director


March 30, 1999            By:     /s/ Robert D. Anderson
                                  ----------------------------------------------
                                Robert D. Anderson,
                                Vice Chairman, Director


March 30, 1999            By:     /s/ Mark C. Winmill
                                  ----------------------------------------------
                                Mark C. Winmill,
                                Co-President, Chief Financial Officer, Director


March 30, 1999            By:     /s/ Thomas B. Winmill
                                  ----------------------------------------------
                                Thomas B. Winmill, Esq.
                                Co-President, General Counsel, Director


March 30, 1999            By:     /s/ Edward G. Webb, Jr.
                                  ----------------------------------------------
                                Edward G. Webb, Jr.
                                Director


March 30, 1999            By:     /s/ Charles A. Carroll
                                  ----------------------------------------------
                                Charles A. Carroll,
                                Director


March 30, 1999            By:     /s/ Mark C. Jones
                                  ----------------------------------------------
                                Mark C. Jones,
                                Director

                                INDEX TO EXHIBITS



(3)    Exhibits

          (11)      Statement Regarding Computation of Per Share Earnings

          (21)      Wholly-Owned Subsidiaries of the Company

       Exhibit 11 - Statement Regarding Computation of Per Share Earnings



                                                       1998                             1997                         1996
                                           --------------------------------   -------------------------   --------------------------
                                                 Basic         Diluted          Basic         Diluted         Basic         Diluted

Weighted average common
    shares outstanding                          1,391,940      1,391,940      1,370,017      1,370,017      1,369,555      1,369,555

Weighted average common shares
    issuable upon exercise of
    stock options under the
    treasury stock method                            --           61,532           --           98,235           --             --

Weighted average common
    shares issuable upon
    exercise of warrants under
    the treasury stock method                        --             --             --             --             --             --

Weighted average common
    shares and common share
    equivalents utilized for
    earnings per share
    computation                                 1,391,940      1,453,472      1,370,017      1,468,252      1,369,555      1,369,555


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