Form 10-K/A
period 1998-12-31
WINMILL & CO INC
filed 1999-04-13
CIK 52234

As filed with the Securities and Exchange Commission on April 13, 1999

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

                          Commission File Number 0-9667
                           WINMILL & CO. INCORPORATED
                       (Formerly BULL & BEAR GROUP, INC.)
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

        The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999:

Class A Non-Voting Common Stock, par value $.01 per share - 1,635,017 shares Class B Voting Common Stock, par value $.01 per share - 20,000

                                     PART I

ITEM                                                                        PAGE

 1.   Business ............................................................   2

 2.   Properties ..........................................................   6

 3.   Legal Proceedings ...................................................   7


                               PART II

 4.   Submission of Matters to a Vote of Security Holder ..................   8

 5.   Market for Company's Common Equity and Related Stockholder Matters ..   8

 6.   Selected Financial Data .............................................   8

 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................  10

 8.   Financial Statements and Supplementary Data .........................  14

 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .............................  31


                                    PART III

10.   Directors and Executive Officers ....................................  32

11.   Executive Compensation ..............................................  34

12.   Security Ownership of Certain Beneficial Owners and Management ......  40

13.   Certain Relationships and Related Transactions ......................  40


                                     PART IV

14.   Exhibits, Consolidated Financial Statements and Schedules,
          and Reports on Form 8-K .........................................  41

                                     PART I


ITEM 1.        BUSINESS

     Winmill & Co. Incorporated (formerly Bull & Bear Group, Inc.), a Delaware corporation (the "Company"), is a holding company with seven principal subsidiaries: CEF Advisers, Inc. (formerly Bull & Bear Advisers, Inc.) ("CEF"), Bull & Bear Securities, Inc. ("BBSI"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Rockwood Advisers, Inc. ("RAI"), Performance Properties, Inc. ("Performance Properties") and Hanover Direct Advertising Company, Inc. ("Hanover Direct"). (On April 1, 1999 the Company changed its name to Winmill & Co. Incorporated and Bull & Bear Advisers, Inc. changed its name to CEF Advisers, Inc.)

     On December 17, 1998, the Company signed an agreement with Royal Bank of Canada to sell the outstanding stock of BBSI for $6 million (the "BBSI sale"). The BBSI sale was subject to the approval of regulatory authorities in Canada and the United States and other conditions. The BBSI sale closed in the first quarter of 1999. In connection with the BBSI sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries agreed to subsequently change their names.

     CEF, MMC and RAI act as investment managers to open-end and closed-end management investment companies (the "Funds") registered under the Investment Company Act of 1940 (the "Act"). The open-end Funds are: Bull & Bear Special Equities Fund, Inc.; Bull & Bear Gold Investors Ltd.; Bull & Bear U.S. and Overseas Fund, a series of shares issued by Bull & Bear Funds I, Inc.; Bull & Bear Dollar Reserves, a series of shares of Bull & Bear Funds II, Inc.; Midas Fund, Inc.; and Rockwood Fund, Inc. The closed-end funds are: Global Income
Fund, Inc., Bull & Bear U.S. Government Securities Fund, Inc. and Tuxis Corporation.

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

     In general, investment management services are rendered to the Funds pursuant to written contractual agreements. Such agreements relate to the general management of the affairs of each Fund, in addition to supervising the acquisition and sale of each Fund's portfolio investments. As provided in the agreements, CEF, MMC and RAI may receive management fees ranging from 0.4% to 1.0% per annum of the Funds' average daily net assets. The Act requires that such contractual agreements be initially approved by the Funds' Board of Directors, including a majority of all of the directors who are not "interested persons" (as defined in the Act), and by the vote of a majority of the outstanding shares of the Fund (as defined in the Act). Agreements, if approved, may be for a term of up to two years, and thereafter their continuance must be approved at least annually by a majority of the directors of the Fund, including a majority of those directors of the Fund who are not "interested persons", or by such a vote of "disinterested" directors and the vote of a majority of the outstanding shares of the Fund. In addition, all such agreements are subject to termination on 60 days' notice by majority vote of the Board of Directors or the shareholders and are subject to automatic termination in the event of assignment. Depending on the assets of the Fund involved and other factors, the termination of any of the agreements for investment management services between any of the Funds, CEF, MMC and RAI may have a serious adverse impact upon the Company.

     Pursuant to contracts with these Funds, CEF, MMC and RAI are entitled to management fees, which are received monthly and are based on annual percentages of the average daily or average weekly net assets of the Funds. Under the contracts, CEF, MMC and RAI are required to reimburse the Funds for certain expenses to the extent that such expenses exceed limitations prescribed by any state in which shares of the Funds are qualified for sale, although currently the Funds are not subject to any such limits. In addition, from time to time CEF, MMC and RAI may waive or reimburse management fees to increase a Fund's performance. MMC has entered into a subadvisory agreement with respect to Midas Fund, Inc. MMC, not the respective Fund, pays the Subadviser, Lion Resource Management Limited, based upon the net fees, performance and net assets of the Fund.

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

     Bull & Bear U.S. Government Securities Fund, Tuxis Corporation, and Global Income Fund each converted from an open-end investment company to a closed-end investment company in October 1996, November 1996, and February 1997, respectively, pursuant to the vote of the Fund's shareowners. As a consequence, their shares now trade on the American Stock Exchange under the symbols BBG, TUX and GIF, respectively. Upon conversion, the Distribution, 12b-1 Plan, and Shareholder Administration Agreements between the respective Fund and ISC were terminated and substantially similar Investment Management Agreements between CEF and each Fund were approved.

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

     CEF, MMC and RAI are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. ISC is registered with the SEC as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the NASD. The Funds are registered with the SEC under the Act. The activities of CEF, MMC and RAI and of the Funds are subject to regulation under Federal and state securities laws. The provisions of these laws, including those relating to the contractual arrangements between the Funds and their investment manager, are primarily designed to protect the shareholders of the Funds and not the shareholders of the Company.

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

     In connection with the BBSI Sale, Royal Bank has agreed that it will cause, for the three-year period following the closing, BBSI to offer exclusively Bull & Bear Dollar Reserves to its customers as the sole money market fund into which cash balances held by BBSI's customers may be swept on a daily basis for so long as certain conditions are met, including certain performance rankings by the Fund, in consideration of a monthly fee equal to one-twelfth of 0.25% of the aggregate average daily amount of such balances. Further, the Company has agreed to provide, or to cause its subsidiaries to provide, to BBSI for a period of three years following the closing certain services with respect to the operation of a securities brokerage business for a monthly administrative fee of $16,666.67, subject to certain conditions.

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

ITEM 3.   LEGAL PROCEEDINGS

     A group called Karpus Investment Management ("KIM") at the 1997 annual meeting of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG") sought to elect its slate of nominees in opposition to management and at the 1998 annual meeting of BBG made a counter-solicitation on all management proposals and a solicitation to terminate the investment management agreement. On February 19, 1998, KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005, which was dismissed with prejudice on October 1, 1998. On February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190. On December 22, 1998, KIM filed a lawsuit against BBG in the United States District Court for the District of Maryland Court, 98-CV-4161 and BBG has made counterclaims. KIM has submitted a proposal to BBG for inclusion in proxy material at the next meeting of shareholders to terminate the investment management contract of BBAI with BBG. The outcome of these matters and their effect on the Company or CEF's management agreement with BBG cannot be predicted with certainty. BBG's net assets at December 31, 1998 amounted to approximately $10.9 million.

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


                             WINMILL & CO. INCORPORATE

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

Year 2000

The Year 2000 discussion below contains forward looking statements, including those concerning the Company's plans and expected completion dates, cost estimates, assessments of Year 2000 readiness for the Company as well as for third parties, and the potential risks of any failure on the part of the Company or third parties to be Year 2000 ready on a timely basis. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ from those projected.

While the Company continues to evaluate and pursue discussions with its various customers, partners and vendors with respect to their preparedness for Year 2000 issues, no assurance can be made that all such parties will be Year 2000 ready. While the Company cannot fully determine its impact, the inability to complete Year 2000 readiness for its computer systems could result in significant difficulties in processing and completing fundamental transactions. In such events, the Company's results of operations, financial position and cash flows could be materially adversely affected.

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

            State of Readiness. In addressing the Year 2000 issue, the Company has substantially completed an inventory of its computer programs and hardware and assessed its Year 2000 readiness. The Company's computer programs include third-party purchased programs and third-party custom developed programs. For programs and hardware which were identified as not being Year 2000 ready, the Company is in the process of implementing a remedial plan which includes repairing or replacing the programs or hardware and appropriate testing for Year 2000. In addition, the Company has initiated communications with third parties to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

If such modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's interface system relies are not timely converted, the Year 2000 issue could have a material impact on the operations of the Company. However, the Company believes that with modifications to existing software and hardware and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its computer systems.

            Year 2000 Risks. The Company continues to evaluate the principal risks associated with its IT and non-IT systems, as well as third party systems if they were not to be Year 2000 ready on a timely basis. Areas that could be affected include, but are not limited to, the ability to: accurately track pricing and trading information, obtain and process customer orders and investor transactions, properly track and record revenue movements and order and obtain critical supplies.

The Company believes, however, that the risks involved with the successful completion of its Year 2000 conversion relate primarily to available resources and third party readiness. The key success factors include the proper quality and quantity of human capital resources to address the complexity and costs of the project tasks. The Company believes it has allocated adequate resources to the Year 2000 project and believes that it is adequately staffed by employees. The inability to complete Year 2000 readiness for the computer systems of the Company could result in significant difficulties in processing and completing critical transactions.

In addition, the Company is taking precautions to ensure its third party relationships have been adequately addressed. Based on work performed and information received to date, the Company believes its key suppliers and other significant third party relationships will be prepared for the Year 2000 in all material respects within an acceptable time frame (or that acceptable alternatives will be available); however, management of the Company makes no assurances that all such parties will be Year 2000 ready within an acceptable time frame.

In the event that the Company or key third parties are not Year 2000 ready, the Company's results of operations, financial position and cash flows could be materially adversely affected.

            Contingency Plans. The Company and its subsidiaries are in the process of identifying alternative plans in the event that the Year 2000 project is not completed on a timely basis or otherwise does not meet anticipated needs. The Company is also making alternative arrangements in the event that critical suppliers, customers, utility providers and other significant third parties are not Year 2000 ready.

            Year 2000 Costs. In the opinion of management, the cost of addressing the Year 2000 issue is not expected to have a material adverse effect on the Company's financial condition or its results of operations.

Item 8.        Financial Statements and Supplementary Data

        Financial Statements required by Regulation S-X and Supplementary Financial Information required by Regulation S-K are presented herein.

                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Certified Public Accountants ........................  15

Consolidated Balance Sheets,
   December 31, 1998 and 1997 .............................................  16

Consolidated Statements of Income,
   Years ended December 31, 1998, 1997 and 1996 ...........................  17

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 1998, 1997 and 1996 ...........................  18

Consolidated Statements of Cash Flows,
   Years ended December 31, 1998, 1997 and 1996 ...........................  19

Notes to Consolidated Financial Statements ................................  21

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
                                                                  =========               =========               =========

See accompanying notes to consolidated financial statements.
                                                                             17

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
                                                ==========     =========      ===========      =========       ===========
See accompanying notes to consolidated financial statements.
                                                                              18

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

     MARK C. WINMILL - Co-President, Chief Financial Officer and Director. He is also President of Bull & Bear Securities, Inc. and Co-President of the investment companies managed by Company subsidiaries and of certain other subsidiaries of the Company. He is a son of Bassett S. Winmill, a brother of Thomas B. Winmill and a nephew of Mark C. Jones. As of March 31, 1999, he is no longer employed by the Company.

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

        The purpose of the Plan is to assist the Company and its subsidiaries in attracting and retaining highly competent officers and directors and otherwise on behalf of the Company. The Plan also acts as an incentive in motivating selected officers and key employees to achieve long-term objectives of the Company, which will inure to the benefit of all stockholders of the Company. Any proceeds raised by the Company under the Plan will be used for working capital purposes.
                                                                             35

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

                    (3)      Exhibits
                                 (2)     Not applicable

                                 (3) Certificate of Incorporation as amended October 24, 1989 as filed as an exhibit to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference; Certificate of Incorporation as amended April 1, 1999 as filed as an exhibit to Form 10-K for the year ended December 31, 1998 and filed herewith; By-Laws amended as of October 1, 1993 as filed as an exhibit to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference, and By-Laws amended as of April 1, 1999 as filed as an exhibit to Form 10-K for the year ended December 31, 1998 and filed herewith.

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

                           WINMILL & CO. INCORPORATED
                       (Formerly BULL & BEAR GROUP, INC.)


April 13, 1999           By:     /s/ Joseph Leung
                               Joseph Leung
                               Treasurer, Chief Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



April 13, 1999            By:     /s/ Bassett S. Winmill
                                  ----------------------------------------------
                                Bassett S. Winmill,
                                Chairman of the Board, Director


April 13, 1999            By:     /s/ Robert D. Anderson
                                  ----------------------------------------------
                                Robert D. Anderson,
                                Vice Chairman, Director


April 13, 1999            By:     /s/ Thomas B. Winmill
                                  ----------------------------------------------
                                Thomas B. Winmill, Esq.
                                Co-President, General Counsel, Director


April 13, 1999            By:     /s/ Edward G. Webb, Jr.
                                  ----------------------------------------------
                                Edward G. Webb, Jr.
                                Director


April 13, 1999            By:
                                  ----------------------------------------------
                                Charles A. Carroll,
                                Director


April 13, 1999            By:
                                  ----------------------------------------------
                                Mark C. Jones,
                                Director

                                INDEX TO EXHIBITS



(3)    Exhibits

           (3)      (i) Certificate of Amendment of Certificate of Incorporation
                        of Bull & Bear Group, Inc.

                    (ii)By-Laws of Winmill & Co. Incorporated

          (11)      Statement Regarding Computation of Per Share Earnings

          (21)      Wholly-Owned Subsidiaries of the Company

          (27)      Financial Data Statement
                                                                             43