Form 10-Q
period 1999-03-31
WINMILL & CO INC
filed 1999-05-17
CIK 52234

As filed with the Securities and Exchange Commission on May 17, 1999

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X|         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

|_|         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________

For Quarter Ended March 31, 1999                   Commission File Number 0-9667

                           WINMILL & CO. INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                      (formerly, Bull & Bear Group, Inc.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999, were as follows:

      Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares

      Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

      Consolidated Balance Sheets
        - (Unaudited) March 31, 1999 and December 31, 1998                     3

      Consolidated Statements of Income (Loss)
        - (Unaudited) Three Months Ended March 31, 1999 and March 31, 1998     4

      Consolidated Statements of Changes in Shareholders' Equity
        - (Unaudited) Three Months Ended March 31, 1999 and March 31, 1998     5

      Consolidated Statements of Cash Flows
        - (Unaudited) Three Months Ended March 31, 1999 and March 31, 1998     6

      Notes to Consolidated Financial Statements (Unaudited)                   7

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      15

PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders During
               First Quarter of the Year Ended December 31, 1999              17

      Management's Representation and Signatures                              18

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  March 31,        December 31,
                                                                    1999              1998
                                                                ------------       ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                     $  7,114,234       $  1,403,931
  Marketable securities (Note 3)                                     377,558            353,385
  Management, distribution and shareholder
    administration fees receivable                                   212,752            257,313
  Interest, dividends and other receivables                          163,309            205,786
  Prepaid expenses and other assets                                  157,058            506,950
                                                                ------------       ------------
    Total Current Assets                                           8,024,911          2,727,365
                                                                ------------       ------------
Real estate held for investment, net                               1,184,724          1,198,173
Furniture and fixtures, net                                          129,952            209,339
Excess of cost over net book value of
  subsidiaries, net (Note 1)                                         679,015            688,687
Deferred income taxes (Note (9)                                       25,000            215,400
Other                                                                240,671            276,183
                                                                ------------       ------------
                                                                   2,259,362          2,587,782
                                                                ------------       ------------

    Total Assets                                                $ 10,284,273       $  5,315,147
                                                                ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Income taxes payable                                          $  1,890,628             13,668
  Accounts payable                                                    96,626       $    104,934
  Accrued professional fees                                           95,745            143,025
  Accrued payroll and other related costs                            876,580             64,667
  Accrued other expenses                                              31,626             15,252
  Current portion of capitalized lease obligation (Note 4)             2,927              4,749
  Other current liabilities                                            9,836              9,836
                                                                ------------       ------------
    Total Current Liabilities                                      3,003,968            356,131
                                                                ------------       ------------
Contingencies (Note 11)                                                   --                 --
Shareholders' Equity: (Notes 3, 5, 6 and 7)
  Common Stock, $.01 par value
  Class A, 10,000,000 shares authorized;
    1,635,017 shares
    issued and outstanding                                            16,351             16,351
  Class B, 20,000 shares authorized;
    20,000 shares issued and outstanding                                 200                200
  Additional paid-in capital                                       6,872,454          6,872,454
  Retained earnings (deficit)                                      1,010,773         (1,325,338)
  Notes receivable for common stock issued                          (603,675)          (603,675)
  Accumulated other comprehensive income                             (15,798)              (976)
                                                                ------------       ------------
    Total Shareholders' Equity                                     7,280,305          4,959,016
                                                                ------------       ------------

    Total Liabilities and Shareholders' Equity                  $ 10,284,273       $  5,315,147
                                                                ============       ============

See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                          -----------------------------
                                                             1999               1998
                                                          -----------       -----------
Revenues:
  Management, distribution and shareholder
    administration fees                                   $   669,371       $   877,608
  Realized gains from investments                              54,521                --
  Dividends, interest and other                                50,914            24,081
                                                          -----------       -----------
                                                              774,806           901,689
                                                          -----------       -----------

Expenses:
  General and administrative                                  504,924           434,834
  Marketing                                                    94,711           105,205
  Expense reimbursements to the Funds (Note 10)                72,430            22,273
  Subadvisory fees                                             42,136            81,471
  Professional fees                                            19,683            20,856
  Amortization and depreciation                                43,106            25,721
                                                          -----------       -----------
                                                              776,990           690,360
                                                          -----------       -----------

Income (loss) from continuing operations before
  income taxes                                                 (2,184)          211,329
Income taxes (Note 9)                                          16,347             4,800
                                                          -----------       -----------
Income (loss) from continuing operations                      (18,531)          206,529
                                                          ===========       ===========

Discontinued Operations:
  Income (loss) from discontinued operations (net of
    $2,070,000 in income taxes)(Note 2)                     2,354,642           (71,350)
                                                          -----------       -----------
Net Income                                                $ 2,336,111       $   135,179
                                                          ===========       ===========

Per share data:
  Basic
    Income (loss) from continuing operations              $      (.01)      $       .15
    Income (loss) from discontinued operations                   1.42              (.05)
                                                          -----------       -----------
    Net Income                                            $      1.41       $       .10
                                                          ===========       ===========
  Diluted
    Income (loss) from continuing operations              $      (.01)      $       .14
    Income (loss) from discontinued operations                   1.39              (.05)
                                                          -----------       -----------
    Net Income                                            $      1.38       $       .09
                                                          ===========       ===========

Average shares outstanding:
  Basic                                                     1,655,017         1,370,017
                                                          ===========       ===========
  Diluted                                                   1,694,453         1,478,514
                                                          ===========       ===========

See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                                     Additional
                                        Class A     Class B    Class A    Class B     Paid-in-
                                        Common       Common     Common     Common     Capital
                                       ---------     ------     -------     ----     ----------
Three Months Ended March 31, 1998

Balance, January 1, 1998               1,350,017     20,000     $13,501     $200     $6,236,077
Net income                                    --         --          --       --             --
Other comprehensive income
  Change in unrealized gains on
    marketable securities                     --         --          --       --             --

  Comprehensive income (loss)


Contribution to additional paid-in-
  capital                                     --         --          --       --          4,102
                                       ---------     ------     -------     ----     ----------


Balance, March 31, 1998                1,350,017     20,000     $13,501     $200     $6,240,179
                                       =========     ======     =======     ====     ==========

Three Months Ended March 31, 1999

Balance, January 1, 1999               1,635,017     20,000     $16,351     $200     $6,872,454

Net income                                    --         --          --       --             --
Other comprehensive income
  Change in unrealized gains on
    marketable securities                     --         --          --       --             --
                                       ---------     ------     -------     ----     ----------
Comprehensive income


Balance, March 31, 1999                1,635,017     20,000     $16,351     $200     $6,872,454
                                       =========     ======     =======     ====     ==========

                                          Notes                     Accumulated
                                        Receivable     Retained        other          Total
                                        For Common     Earnings    Comprehensive  Shareholders'
                                       Stock Issued    (Deficit)       Income        Equity
                                       ------------   -----------  -------------  -------------
Three Months Ended March 31, 1998

Balance, January 1, 1998                       --     $(1,836,753)    $ 42,086     $4,455,111
Net income                                     --         135,179           --        135,179
Other comprehensive income
  Change in unrealized gains on
    marketable securities                      --          --           29,095         29,095
                                                                      --------     ----------
  Comprehensive income (loss)                                                         164,274
                                                                                   ----------

Contribution to additional paid-in-
  capital                                      --              --        --             4,102
                                        ---------     -----------     --------     ----------


Balance, March 31, 1998                 $      --     $(1,701,574)    $ 71,181     $4,623,487
                                        =========     ===========     ========     ==========

Three Months Ended March 31, 1999

Balance, January 1, 1999                $(603,675)    $(1,325,338)    $   (976)    $4,959,016

Net income                                     --       2,336,111           --      2,336,111
Other comprehensive income
  Change in unrealized gains on
    marketable securities                      --              --      (14,822)       (14,822)
                                        ---------     -----------     --------     ----------
Comprehensive income                                                                2,321,289
                                                                                   ----------

Balance, March 31, 1999                 $(603,675)    $ 1,010,773     $(15,798)    $7,280,305
                                        =========     ===========     ========     ==========

                           WINMILL & CO. INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                                   -----------------------------
                                                                      1999              1998
                                                                   -----------       -----------
Cash Flows from Operating Activities:
  Net income                                                       $ 2,336,111       $   135,179
                                                                   -----------       -----------
  Adjustments to reconcile net income to net cash provided by
  (used in) Operating Activities:
    Depreciation and amortization                                       43,106            36,299
    Realized gain from sale of BBSI                                 (2,354,642)               --
    Realized gains from investments                                    (54,521)               --
    Other                                                               (4,908)            5,369
  (Increase) decrease in:
    Management, distribution and shareholder administration
      fees receivable                                                   44,561            17,454
    Interest, dividends and other receivables                         (124,412)           49,065
    Prepaid expenses and other assets                                  249,529            77,722
    Cash value of life insurance                                        (8,250)           (8,250)
    Other                                                               43,762                --
  Increase (decrease) in:
    Income taxes payable                                                (2,640)               --
    Accounts payable                                                    88,069             5,786
    Accrued professional fees                                         (254,301)           (5,357)
    Accrued payroll and other related costs                            (56,673)          (41,042)
    Accrued other expenses                                              16,374            (5,528)
                                                                   -----------       -----------
  Total adjustments                                                 (2,374,946)          131,518
                                                                   -----------       -----------
    Net cash provided by (used in) Operating Activities                (38,835)          266,697
                                                                   -----------       -----------

Cash Flows from Investing Activities:
  Proceeds from sale of BBSI (net of cash in discontinued
    operations)                                                      5,752,254                --
  Proceeds from sales of investments                                    87,422            70,801
  Purchases of investments                                             (65,791)         (172,979)
  Purchases of equipment                                               (13,067)          (45,946)
  Capital expenditures                                                  (9,858)         (184,448)
                                                                   -----------       -----------
    Net cash provided by (used in) Investing Activities              5,750,960          (332,572)
                                                                   -----------       -----------

Cash Flows from Financing Activities:
  Contribution to additional paid-in-capital                                --             4,102
  Capitalized lease obligations                                         (1,822)           (3,621)
    Net cash provided by (used in) Financing Activities                 (1,822)              481
                                                                   -----------       -----------

  Net increase (decrease) in cash and cash equivalents               5,710,303           (65,394)

Cash and cash equivalents:
  At beginning of period                                             1,403,931           312,633
                                                                   -----------       -----------
  At end of period                                                 $ 7,114,234       $   247,239
                                                                   ===========       ===========

Supplemental disclosure: The Company did not pay any Federal income taxes during the three months ended March 31, 1999 or 1998.

                         The Company paid approximately $20 and $300 in interest during the three months ended March 31, 1999 and March 31, 1998, respectively.

See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

            Winmill & Co. Incorporated (formerly Bull & Bear Group, Inc.) ("Company") is a holding company with six principal subsidiaries:
            CEF Advisers, Inc., formerly Bull & Bear Advisers, Inc. ("CEF"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Rockwood Advisers, Inc. ("RAI"), Performance Properties, Inc. ("Performance Properties") and Hanover Direct Advertising Company, Inc. ("Hanover"). Its subsidiaries' business consists of providing investment management and distribution services for the six open-end funds and three closed-end funds ("Funds"). On March 31, 1999, the Company sold its wholly owned subsidiary, Bull & Bear Securities, Inc. ("BBSI") to a subsidiary of Royal Bank of Canada.

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

      CASH AND CASH EQUIVALENTS

            Investments in money market funds are considered to be cash equivalents. At March 31, 1999 and December 31, 1998, the Company and subsidiaries had invested approximately $6,742,500 and $1,378,700, respectively, in an affiliated money market fund.

      MARKETABLE SECURITIES

            The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and are marked to market, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

            In the normal course of business, BBSI's customer activities involve the execution and settlement of customer transactions. These activities may expose BBSI to risk of loss in the event the customer is unable to fulfill its contracted obligations, in which case BBSI may have to purchase or sell financial instruments at prevailing market prices. Any loss from such transactions is not expected to have a material effect on the Company's financial statements.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

      BROKERAGE INCOME AND EXPENSES

            BBSI's brokerage commission and fee income and clearing and brokerage expenses are recorded on a settlement date basis. The difference between recording such income and expenses on a settlement date basis as opposed to trade date, as required by generally accepted accounting principles, is not material to the consolidated financial statements.

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

      RECLASSIFICATIONS

            Certain reclassifications of the 1998 financial statements have been made to conform to the 1999 presentation.

      REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT

            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At March 31, 1999 and December 31, 1998, accumulated depreciation amounted to approximately $115,700 and $92,400, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At March 31, 1999 and December 31, 1998, accumulated depreciation amounted to approximately $765,700 and $908,400, respectively.

      EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

            The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At March 31, 1999 and December 31, 1998, accumulated amortization amounted to approximately $521,800 and $662,100, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

      COMPREHENSIVE INCOME

            The Company applies Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes the disclosure requirements for reporting comprehensive income in an entity's financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities. Accumulated other comprehensive income, a component of stockholders' equity, was formerly reported as unrealized gains and losses on marketable securities.

      SEGMENT INFORMATION

            Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information" was applied by the Company. SFAS 131 requires companies to present segment information using the management approach. The management approach is based on operating decisions and assessing performance. The Company's operating segments are organized around services provided and are classified into two groups - investment management and discount brokerage. Due to the sale of BBSI, the discount brokerage business is classified as "income from discontinued operations" on the financial statements (See Note 2). The Company's remaining business is in one industry segment.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

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

                                                                       March 31,
                                                              --------------------------
                                                                  1999            1998
                                                              ----------      ----------
      Numerator for basic and diluted earnings per share:
        Net income                                             $4,190,711      $  135,179
                                                               ==========      ==========

      Denominator:
        Denominator for basic earnings per share -
          weighted-average shares                               1,655,017       1,370,017
        Effect of dilutive securities:
          Employee Stock Options                                   39,436         108,497
                                                               ----------      ----------
      Denominator for diluted earnings per share -
        adjusted weighted - average shares and
        assumed conversions                                     1,694,453       1,478,514
                                                               ==========      ==========

2.    DISCONTINUED OPERATIONS

      On December 17, 1998, the Company signed an agreement to sell the outstanding stock of BBSI, the discount brokerage business, to a subsidiary of Royal Bank of Canada. The transaction, which was approved by the regulatory authorities in Canada and the United States, is valued at approximately $6 million. The sale closed on March 31, 1999. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries changed their names. Accordingly, results from the discount brokerage segment are shown as discontinued operations with prior years restated. Summarized financial information for the discontinued operations at March 31, 1999 and March 31, 1998 were as follows:

                                                               1999              1998
                                                           -----------       -----------
      Revenues                                             $   542,915       $   577,451
      Expenses                                                 524,955           648,801
                                                           -----------       -----------
        Income (loss) before income taxes                       17,960           (71,350)
        Income tax expense (benefit)                             2,711                --
                                                           -----------       -----------
        Income (loss) from discontinued operations,
          net of income taxes                                   15,249           (71,350)
        Gain on sale of BBSI, net of related expenses        4,409,393                --
        Income tax expense                                  (2,070,000)               --
                                                           -----------       -----------
        Net gain on sale of BBSI                           $ 2,354,642                --
                                                           ===========       ===========

                                                                                    1998
                                                                                    ----
      Current assets                                                         $ 1,025,704
      Total assets                                                           $ 1,114,667
        Current liabilities                                                  $   420,641
        Total liabilities                                                    $   420,641
        Net assets of discontinued operations                                $   694,026

      Of the total net assets of the discontinued business segment as of December 31, 1998, only $500,000 in net assets were transferred to the buyer.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

3.    MARKETABLE SECURITIES

At March 31, 1999, marketable securities consisted of:

                                                                          Market Value
                                                                          ------------
        Securities held by broker/dealer subsidiary - marked to market
          Affiliated mutual funds (cost $159,882)                           $131,128
                                                                            --------

        Other companies
          Available-for-sale securities - marked to market
            Equity securities                                                216,736
            Unaffiliated mutual funds                                         27,586
            Affiliated mutual funds                                            2,108
                                                                            --------
              Total available-for-sale securities (cost-$262,228)            246,430
                                                                            --------
                                                                            $377,558
                                                                            ========

      At December 31, 1998, marketable securities consisted of:

        Securities held by broker/dealer subsidiary - marked to market
          Affiliated mutual funds (cost $159,882)                           $128,945
                                                                            --------
        Other companies
          Available-for-sale securities - marked to market
            Unaffiliated mutual funds                                         38,820
            Affiliated mutual funds                                            2,268
            Equity securities                                                183,352
                                                                            --------
              Total available-for-sale securities (cost - $225,416)          224,440
                                                                            --------
                                                                            $353,385
                                                                            ========


4.    LEASE COMMITMENTS

      AS LESSEE

      The Company has a lease for approximately 7,600 square feet of office space. The rent is approximately $138,000 per annum plus $20,600 per annum for electricity. The lease expires December 31, 1999 and is cancelable at the option of the Company on three months' notice.

      The Company leases office equipment under capital leases expiring in 1999. The related property is included in furniture and equipment at a cost of $22,729 at March 31, 1999. Depreciation expense of approximately $21,000 has been recognized on this property as of March 31, 1999. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

      Year Ending December 31,
      ------------------------
        1999                                                               2,947
                                                                          ------
        Total minimum lease payments                                       2,947
        Less: amount representing interest and executory costs                20
                                                                          ------
        Present value of minimum lease payments                           $2,927
                                                                          ======

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

      AS LESSOR

      The Company owns an office building which is leased to various tenants. Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1998 are as follows:

      Year ending December 31,
      ------------------------
      1999                                                           $   152,300
      2000                                                               172,400
      2001                                                               189,800
      2002                                                               176,000
      2003                                                               154,600
      2004 - 2008                                                        797,000
                                                                      ----------
      Net minimum future lease receipts                               $1,642,100
                                                                      ==========

5.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of March 31, 1999 and December 31, 1998, none of the Preferred Stock was issued.

6.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiary, ISC is a member firm of the National Association of Securities Dealers, Inc. and is registered with the Securities and Exchange Commission as a broker/dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of
      1934), a broker/dealer must maintain minimum net capital, as defined, of not less than $25,000, when engaged solely in the sale of redeemable shares of registered investment companies, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At March 31, 1999, the subsidiary had net capital of approximately $609,400; net capital requirement of approximately $25,000; excess net capital of approximately $584,400; and the ratio of aggregate indebtedness to net capital were approximately .16 to 1.

7.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996 and October 29, 1997 increasing the maximum number of options to 450,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. Two of the non-employee directors were granted 10,000 options each on December 6, 1995 and 5,000 options each on October 29, 1997. The new non-employee director was granted 10,000 options on September 8, 1998. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed five years.

      The 1990 Incentive Stock Option Plan provided for the granting of a maximum of 500,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company. The option price per share may not be less than the greater of 100% of the fair market value or the par value of such shares on the date the option is granted, and the maximum term of an option may not exceed five years. If the recipient of any option owns 10% or more of the total combined voting power of all classes of stock, the option price must be at least 110% of the fair market value and the option must be exercised within five years of the date the option is granted.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

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

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1999            1998
                                                  ----            ----
      Net income              As Reported      $2,336,111       $135,179
                                Proforma       $2,179,092       $111,711
      Earnings per share
        Basic                 As Reported           $1.41           $.10
                                Proforma            $1.32           $.08
        Diluted               As Reported           $1.38           $.09
                                Proforma            $1.29           $.08

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: expected volatility of 54.31% and 73.95%, risk-free interest rate of 4.55% and 5.11% and expected life of three years.

      A summary of the status of the Company's stock option plans as of March 31, 1999 and December 31, 1998 and changes during the periods ending on those dates is presented below:

                                                                       Weighted
                                                    Number              Average
                                                      of               Exercise
      Stock Options                                 Shares              Price
      -------------                                -------             --------
      Outstanding at December 31, 1997             412,000             $   2.21
        Granted                                     12,000             $   1.81
        Exercised                                 (285,000)            $   2.25
        Canceled                                   (20,000)            $   2.64
                                                   -------
      Outstanding at December 31, 1998             119,000             $   2.05
        Granted                                    125,000             $   3.47
        Canceled                                    (3,000)            $   2.25
                                                   -------
      Outstanding at March 31, 1999                241,000             $   2.84
                                                   =======             ========

      There were 209,000 and 97,000 options exercisable at March 31, 1999 and December 31, 1998 with a weighted-average exercise price of $2.87 and $1.99, respectively. The weighted-average fair value of options granted was $1.35 and $0.94 for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

      The following table summarizes information about stock options outstanding at March 31, 1999:

                            Options Outstanding
--------------------------------------------------------------------------------
                                          Weighted-Average
         Range of           Number           Remaining        Weighted-Average
      Exercise Prices     Outstanding     Contractual Life     Exercise Price
      ---------------     -----------     ----------------   -------------------
      $1.50 - $1.8125        35,000          2.3 years              $1.68
      $1.875 - $2.475        61,000          2.4 years              $1.99
      $2.75 - $3.00          20,000          2.6 years              $2.88
      $3.36 - $3.70         125,000          5.0 years              $3.47

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

      In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at March 31, 1999 and December 31, 1998 was $603,675, which was classified as "notes receivable for common stock issued."

8.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 1999 and March 31, 1998 were $8,862 and $8,796, respectively.

9.    INCOME TAXES

      The provision for income taxes for the three months ended March 31, 1999 and 1998 are as follows:

                                1999            1998
                             ----------      ----------
      Current
        State and local      $  866,347      $    4,800
        Federal               1,220,000              --
                             ----------      ----------
                             $2,086,347      $    4,800
                             ==========      ==========

      Deferred tax assets (liabilities) are comprised of the following at March 31, 1999 and December 31, 1998:

                                                    1999         1998
                                                  --------     --------
      Unrealized loss (gain) on investments       $ 15,000     $ 12,400
      Depreciation                                  10,000       10,000
      Accrued expenses                                  --       40,000
      Net operating loss carryforwards                  --      153,000
                                                  --------     --------
        Total deferred tax assets                   25,000      215,400
      Deferred tax asset valuation allowance            --           --
                                                  --------     --------
        Net deferred tax assets                   $ 25,000     $215,400
                                                  ========     ========

      Due to the sale of BBSI, the net operating loss carryforwards will be fully realized in 1999.

      The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory Federal tax rates to pre-tax income as a result of utilization of net operating loss carryforwards.

10.   RELATED PARTIES

      All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administration fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the open-end Funds. Such reimbursement amounted to $0 and $ 72,950 for the quarter ended March 31, 1999, and 1998, respectively. During the quarter ended March 31, 1999 and 1998, the Funds paid approximately $51,441 and $36,000, respectively, for co-transfer agent services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements were recorded as a reduction to marketing expenses.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

      In connection with management services, the Company's investment managers, CEF, MMC, and RAI waived or reimbursed management fees to the Funds in the amount of $72,430 and $22,273 for the quarter ended March 31, 1999 and 1998, respectively. Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 1999, the policy had a cash surrender value of approximately $150,300 and is included in other assets in the balance sheet.

      The Company's discount brokerage subsidiary received brokerage commissions of approximately $17,129 and $45,076 from the Funds for the three months ended March 31, 1999 and 1998, respectively.

11.   CONTINGENCIES

      A group called Karpus Investment Management ("KIM") at the 1997 annual meeting of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG") sought to elect its slate of nominees in opposition to management and at the 1998 annual meeting of BBG made a counter-solicitation on all management proposals and a solicitation to terminate the investment management agreement. On February 19, 1998, KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005, which was dismissed with prejudice on October 1, 1998. On February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190. On December 22, 1998, KIM filed a lawsuit against BBG in the United States District Court for the District of Maryland Court, 98-CV-4161 and BBG has made counterclaims. KIM has submitted a proposal to BBG for inclusion in proxy material at the next meeting of shareholders to terminate the investment management contract of CEF with BBG. The outcome of these matters and their effect on the Company or CEF's management agreement with BBG cannot be predicted with certainty. BBG's net assets at March 31, 1999 amounted to approximately $10.4 million.

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of March 31, 1999, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

      Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market fund, which has lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower net asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 10 of the financial statements. On March 31, 1999, the Company sold its wholly owned subsidiary, BBSI to a subsidiary of Royal Bank of Canada which resulted in a net gain of $2,339,393.

      Total revenues decreased $126,883 or 14% which was primarily due to a decrease in management, distribution and shareholder administration fees of $208,237 or 24% because of a lower level of net assets under management. In addition, effective January 1999, the Company discontinued shareholder administration services to the Funds. Net assets under management were approximately $274 million at December 31, 1997, $301 million at March 31, 1998, $278 million at June 30, 1998, $261 million at September 30, 1998, $258 million at December 31, 1998, and $248 million at March 31, 1999. The Company had realized gains of $54,521 on the sale of the Company's investments. Dividends, interest and other income increased $26,833 due to rental income from the Company's investment in real estate. The Company began leasing space to its tenants in May 1998.

      Total expenses increased $86,630 or 13% as a result of an increase in general and administrative expenses and expense reimbursements to the Funds. General and administrative expenses increased $70,090 or 16% because of higher rent expense and writeoff of barter credits. Expense reimbursements to the Funds increased $50,157 or 225% due to higher waivers of management fees in certain Funds. Marketing expenses decreased $10,494 or 9%. Subadvisory fees decreased $39,335 or 48% because of the lower net assets in the Midas Fund. Professional fees decreased $1,173 or 6%. Net loss from continuing operations for the period was $18,531 or $.01 per share as compared to net income of $206,529 or $.14 diluted earnings per share for 1998. Net gain from discontinued operations for the period was $2,354,642, which included income from operations of $15,249, or $1.39 diluted earnings per share as compared to a net loss from discontinued operations of $71,350 or $.05 per share for 1998. Net income for the period was $2,336,111 or $1.38 diluted earnings per share for the period as compared to net income of $135,179 or $.09 diluted earnings per share for 1998.

Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                    March 31, 1999            December 31, 1998
                                    --------------            -----------------
      Working Capital                 $ 5,020,943                $ 2,371,234
      Total Assets                    $10,284,273                $ 5,315,147
      Long Term Debt                           --                         --
      Shareholders' Equity            $ 7,280,305                $ 4,959,016

      Working capital, total assets and shareholders' equity increased $2,649,709, $4,969,126 and $2,321,289, respectively for the three months ended March 31, 1999 primarily as a result of the sale of BBSI.

As discussed previously, significant changes in the securities markets can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.

Effects of Inflation and Changing Prices

      Since the Company derives most of its revenues from acting as the manager and distributor of investment companies, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenue from continuing operations.

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

      While the Company continues to evaluate and pursue discussions with its various vendors with respect to their preparedness for Year 2000 issues, no assurance can be made that all such parties will be Year 2000 ready. While the Company cannot fully determine its impact, the inability to complete Year 2000 readiness for its computer systems could result in significant difficulties in processing and completing fundamental transactions. In such events, the Company's results of operations, financial position and cash flows could be materially adversely affected.

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

      Year 2000 Risks. The Company continues to evaluate the principal risks associated with its information technology and non-information technology systems, as well as third party systems if they were not to be Year 2000 ready on a timely basis. Areas that could be affected include, but are not limited to, the ability to: accurately track pricing and trading information, obtain and process customer orders and investor transactions, properly track and record revenue movements and order and obtain critical supplies.

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

Forward Looking Information

      Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-Q Quarterly Report, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

      The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in its mutual funds; fluctuations in the financial markets resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment products as compared to competing products and market indices; the expense ratios and fees of the Company's sponsored products and services; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management fees at current levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment products; the ability of the Company to contract with the Funds for payment for administrative services offered to the Funds and Fund shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income from the Company's investment portfolio.

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

Part II. Other Information

Items 4. Submission of Matters to a Vote of Security Holders During First
         Quarter of the Year Ended December 31, 1999

      At the annual meeting of Class B shareholder held March 2, 1999, the following matters were unanimously approved: the selection of Tait, Weller & Baker as the independent accountants of the Company; the election of Robert D. Anderson, Bassett S. Winmill, Charles A. Carroll, Mark C. Jones, Mark C. Winmill, Edward G. Webb, Jr. and Thomas B. Winmill as directors of the Company; the amendment of the Company's Certificate of Incorporation to change the Company's name to Winmill & Co. Incorporated; and, the ratification of the actions of the Board of Directors of the Company in adopting the amendment to the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan (as amended and restated as of October 29, 1997).

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

                                        BULL & BEAR GROUP, INC.


Dated: May 17, 1999                       By:/s/ Joseph Leung
                                             -----------------------------------
                                             Joseph Leung
                                             Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: May 17, 1999                                /s/ Bassett S. Winmill
                                                   -----------------------------
                                                   Bassett S. Winmill
                                                   Chairman of the Board,
                                                   Director


Dated: May 17, 1999                                /s/ Robert D. Anderson
                                                   -----------------------------
                                                   Robert D. Anderson
                                                   Vice Chairman, Director


Dated: May 17, 1999                                /s/ Thomas B. Winmill
                                                   -----------------------------
                                                   Thomas B. Winmill, Esq.
                                                   Co-President,
                                                   General Counsel, Director


Dated: May 17, 1999
                                                   -----------------------------
                                                   Charles A. Carroll, Director

Dated: May 17, 1999                                /s/ Edward G. Webb, Jr.
                                                   -----------------------------
                                                   Edward G. Webb, Jr., Director


Dated: May 17, 1999
                                                   -----------------------------
                                                   Mark C. Jones, Director