Form 10-Q/A
period 1999-03-31
WINMILL & CO INC
filed 1999-05-27
CIK 52234

As filed with the Securities and Exchange Commission on May 27, 1999



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q/A

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]


        The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
   - (Unaudited) March 31, 1999 and December 31, 1998                         3

Consolidated Statements of Income (Loss)
   - (Unaudited) Three Months Ended March 31, 1999 and March 31, 1998         4

Consolidated Statements of Changes in Shareholders' Equity
   - (Unaudited) Three Months Ended March 31, 1999 and March 31, 1998         5

Consolidated Statements of Cash Flows
   - (Unaudited) Three Months Ended March 31, 1999 and March 31, 1998         6

Notes to Consolidated Financial Statements (Unaudited)                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders During
      First Quarter of the Year Ended December 31, 1999                      18

Management's Representation and Signatures                                   19


                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 March 31,                  December 31,
                                                                   1999                        1998
                                               ASSETS
Current Assets:
  Cash and cash equivalents                                  $   7,114,234                 $   1,403,931
  Marketable securities (Note 3)                                   377,558                       353,385
  Management, distribution and shareholder
     administration fees receivable                                212,752                       257,313
  Interest, dividends and other receivables                        163,309                       205,786
  Prepaid expenses and other assets                                157,058                       506,950
                                                             -------------                 -------------
      Total Current Assets                                       8,024,911                     2,727,365
                                                              ------------                  ------------
Real estate held for investment, net                             1,184,724                     1,198,173
Furniture and fixtures, net                                        129,952                       209,339
Excess of cost over net book value of
    subsidiaries, net (Note 1)                                     679,015                       688,687
Deferred income taxes (Note (9)                                     25,000                       215,400
Other                                                              240,671                       276,183
                                                             -------------                  ------------
                                                                 2,259,362                     2,587,782
                                                              ------------                   -----------

      Total Assets                                             $10,284,273                   $ 5,315,147
                                                               ===========                   ===========


                                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Income taxes payable                                       $ 1,890,628                        13,668
    Accounts payable                                                96,626                   $   104,934
    Accrued professional fees                                       95,745                       143,025
    Accrued payroll and other related costs                        876,580                        64,667
    Accrued other expenses                                          31,626                        15,252
    Current portion of capitalized lease obligation (Note 4)         2,927                         4,749
    Other current liabilities                                        9,836                         9,836
                                                             -------------                  ------------
      Total Current Liabilities                                  3,003,968                       356,131
Contingencies (Note 11)                                      -------------                  ------------
Shareholders' Equity: (Notes 3, 5, 6 and 7)
    Common Stock, $.01 par value
    Class A, 10,000,000 shares authorized;
        1,635,017 shares
        issued and outstanding                                      16,351                        16,351
    Class B, 20,000 shares authorized;
            20,000 shares issued and outstanding                       200                           200
    Additional paid-in capital                                   6,872,454                     6,872,454
    Retained earnings (deficit)                                  1,010,773                     (1,325,338)
    Notes receivable for common stock issued                       (603,675)                     (603,675)
    Accumulated other comprehensive income                          (15,798)                         (976)
                                                              --------------               ---------------
          Total Shareholders' Equity                              7,280,305                     4,959,016
                                                               ------------                   -----------

      Total Liabilities and Shareholders' Equity                $10,284,273                   $ 5,315,147
                                                                ===========                   ===========

See accompanying notes to consolidated financial statements.

                                        3

                           WINMILL & CO. INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                                           Three Months Ended March 31,
                                                                     1999                    1998
Revenues:
   Management, distribution and shareholder
      administration fees                                      $  669,371              $  877,608
   Realized gains from investments                                 54,521                      --
   Dividends, interest and other                                   50,914                  24,081
                                                               ----------              ----------
                                                                  774,806                 901,689
                                                                ---------               ---------

Expenses:
   General and administrative                                     504,924                 434,834
   Marketing                                                       94,711                 105,205
   Expense reimbursements to the Funds (Note 10)                   72,430                  22,273
   Subadvisory fees                                                42,136                  81,471
   Professional fees                                               19,683                  20,856
   Amortization and depreciation                                   43,106                  25,721
                                                               ----------              ----------
                                                                  776,990                 690,360
                                                                ---------                --------

Income (loss) from continuing operations before
   income taxes                                                    (2,184)                211,329
Income taxes (Note 9)                                              16,347                   4,800
                                                               ----------              ----------
Income (loss) from continuing operations                          (18,531)                206,529
                                                               ===========              =========

Discontinued Operations:
     Income (loss) from discontinued operations (net of
          $2,070,000 in income taxes)(Note 2)                   2,354,642                 (71,350)
                                                              -----------              -----------
Net Income                                                     $2,336,111               $ 135,179
                                                               ==========               =========

Per share data:
   Basic
         Income (loss) from continuing operations                $  (.01)                 $   .15
         Income (loss) from discontinued operations                  1.42                   (.05)
                                                                  -------                 -------
         Net Income                                                $ 1.41                  $  .10
                                                                   ======                  ======
  Diluted
         Income (loss) from continuing operations                $  (.01)                  $  .14
         Income (loss) from discontinued operations                  1.39                   (.05)
                                                                  -------                --------
         Net Income                                                $ 1.38                  $  .09
                                                                   ======                  ======

Average shares outstanding:
  Basic                                                         1,655,017               1,370,017
                                                                =========               =========
  Diluted                                                       1,694,453               1,478,514
                                                                =========               =========

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

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

  1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            NATURE OF BUSINESS
               Winmill & Co. Incorporated (formerly Bull & Bear Group, Inc.) ("Company") is a holding company with six principal subsidiaries:
               CEF Advisers, Inc., formerly Bull & Bear Advisers, Inc. ("CEF"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Rockwood Advisers, Inc. ("RAI"), Performance Properties, Inc. ("Performance Properties") and Hanover Direct Advertising Company, Inc. ("Hanover"). Its subsidiaries' business consists of providing investment management and distribution services for the six open-end funds and three closed-end funds ("Funds"). On March 31, 1999, the Company sold its wholly owned subsidiary Bull & Bear Securities, Inc. ("BBSI") to a subsidiary of Royal Bank of Canada.

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

                                                                             March 31,
                                                                  ---------------------------
                                                                  1999                   1998
                                                                  ----                   ----
    Numerator for basic and diluted earnings per share:
        Net income                                             $ 4,190,711          $    135,179
                                                               ===========          ============

    Denominator:
        Denominator for basic earnings per share -
            weighted-average shares                              1,655,017             1,370,017
        Effect of dilutive securities:
            Employee Stock Options                                  39,436               108,497
                                                             -------------          ------------
    Denominator for diluted earnings per share -
        adjusted weighted - average shares and
        assumed conversions                                      1,694,453             1,478,514
                                                               ===========           ===========

  2.    DISCONTINUED OPERATIONS

        On December 17, 1998, the Company signed an agreement to sell the outstanding stock of BBSI, the discount brokerage business, to a subsidiary of Royal Bank of Canada. The transaction, which was approved by the regulatory authorities in Canada and the United States, closed on March 31, 1999. The Company received $6 million in proceeds from the sale. At the time of the sale, BBSI had net equity of $500,000. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries changed their names. The Company recorded a gain from the sale of $2,354,642, net of related expenses including professional fees, closing bonuses and income tax expense. The results from BBSI are shown as discontinued operations in the statement of income with the prior period restated. Income (loss) from operations is summarized as follows:

                                                                             Three Months Ended
                                                                  --------------------------------------
                                                                  March 31, 1999          March 31, 1998
                                                                  --------------          --------------
      Revenues                                                      $ 748,786               $ 577,451
      Expenses                                                        733,537                 648,801
                                                                   -----------            ------------
      Income (loss) from discontinued operations                       15,249                  (71,350)
                                                                  ------------             ------------

      Gain on sale of discontinued operations:
          Proceeds, net of basis                                    5,500,000                      --
          Professional fees                                           (222,021)                    --
          Closing bonuses                                             (868,586)                    --
          Income taxes                                              (2,070,000)                    --
                                                                    -----------
              Total gain on sale                                   $2,339,393                      --

                  Total income (loss) from discontinued
                       operations                                  $2,354,642               $  (71,350)
                                                                   ===========              ===========

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)

  3.    MARKETABLE SECURITIES

        At March 31, 1999, marketable securities consisted of:

                                                                                                  Market Value
                                                                                                  ------------
            Securities held by broker/dealer subsidiary - marked to market
                Affiliated mutual funds (cost $159,882)                                            $   131,128
                                                                                                   -----------

            Other companies
                Available-for-sale securities - marked to market
                    Equity securities                                                                  216,736
                    Unaffiliated mutual funds                                                           27,586
                    Affiliated mutual funds                                                              2,108
                                                                                                 -------------
                        Total available-for-sale securities (cost-$262,228)                            246,430
                                                                                                  ------------
                                                                                                   $   377,558

        At December 31, 1998, marketable securities consisted of:

            Securities held by broker/dealer subsidiary - marked to market
                Affiliated mutual funds (cost $159,882)                                            $   128,945
                                                                                                   -----------
            Other companies
                Available-for-sale securities - marked to market
                    Unaffiliated mutual funds                                                           38,820
                    Affiliated mutual funds                                                              2,268
                    Equity securities                                                                  183,352
                                                                                                  ------------
                        Total available-for-sale securities (cost - $225,416)                          224,440
                                                                                                  ------------
                                                                                                   $   353,385
                                                                                                  ============

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

       Year Ending December 31,
         1999                                                              2,947
                                                                     -----------
         Total minimum lease payments                                      2,947
         Less: amount representing interest and executory costs               20
                                                                    ------------
         Present value of minimum lease payments                       $   2,927
                                                                       =========

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

     The  following  table    summarizes   information   about   stock   options
     outstanding at March 31, 1999:

                            Options Outstanding
                   ----------------------------------
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

11.  CONTINGENCIES

     A group called Karpus Investment Management ("KIM") at the 1997 annual meeting of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG") sought to elect its slate of nominees in opposition to management and at the 1998 annual meeting of BBG made a counter-solicitation on all management proposals and a solicitation to terminate the investment management agreement. On February 19, 1998, KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005, which was dismissed with prejudice on October 1, 1998. On February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190. On December 22, 1998, KIM filed a lawsuit against BBG in the United States District Court for the District of Maryland Court, 98-CV-4161 and BBG has made counterclaims. KIM has submitted a proposal to BBG for inclusion in proxy material at the next meeting of shareholders to terminate the investment management contract of CEF with BBG. On May 25, 1999, BBG and KIM announced that they had entered into a settlement of all litigation in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. The settlement is subject to the approval of the Board of Directors of BBG. In connection with the settlement, KIM has agreed to sell its 12.7% stake in BBG of 96,550 shares to ISC. ISC will pay $12 7/8 per share. The outcome of these matters and their effect on the Company or CEF's management agreement with BBG cannot be predicted with certainty. BBG's net assets at March 31, 1999 amounted to approximately $10.4 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

        Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market fund, which has lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower net asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 10 of the financial statements. On December 17, 1998, the Company signed an agreement to sell the outstanding stock of BBSI, the discount brokerage business, to a subsidiary of Royal Bank of Canada. The transaction, which was approved by the regulatory authorities in Canada and the United States, closed on March 31, 1999. The Company received $6 million in proceeds from the sale. At the time of the sale, BBSI had net equity of $500,000. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries changed their names. The Company recorded a gain from the sale of $2,354,642, net of related expenses including professional fees, closing bonuses and income tax expense.

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

Liquidity and Capital Resources

        The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                       March 31, 1999         December 31, 1998
                                       --------------         -----------------
        Working Capital                    $5,020,943                $2,371,234
        Total Assets                      $10,284,273                $5,315,147
        Long Term Debt                             --                        --
        Shareholders' Equity               $7,280,305                $4,959,016

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

                                       WINMILL & CO. INCORPORATED


Dated: May 27, 1999                      By:/s/ Joseph Leung
                                            ---------------------------------
                                            Joseph Leung
                                            Treasurer, Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: May 27, 1999                           /s/ Bassett S. Winmill
                                              ----------------------------------
                                              Bassett S. Winmill
                                              Chairman of the Board,
                                              Director


Dated: May 27, 1999                           /s/ Robert D. Anderson
                                              ----------------------------------
                                              Robert D. Anderson
                                              Vice Chairman, Director


Dated: May 27, 1999                           /s/ Thomas B. Winmill
                                              ----------------------------------
                                              Thomas B. Winmill, Esq.
                                              Co-President,
                                              General Counsel, Director


Dated: May 27, 1999
                                              ----------------------------------
                                              Charles A. Carroll, Director


Dated: May 27, 1999                           /s/Edward G. Webb, Jr.
                                              Edward G. Webb, Jr., Director


Dated: May 27, 1999
                                              ----------------------------------
                                              Mark C. Jones, Director