Form 10-Q
period 1999-06-30
WINMILL & CO INC
filed 1999-08-17
CIK 52234

As filed with the Securities and Exchange Commission on August 16, 1999



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

 (Mark One)
     X         Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999
                                       or
    ___        Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
          For the Transition Period From _____________ to ____________

For Quarter Ended June 30, 1999                    Commission File Number 0-9667

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1999, were as follows:

    Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX
                                      -----
                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Consolidated Balance Sheets
       - (Unaudited) June 30, 1999 and December 31, 1998                       3

  Consolidated Statements of Income (Loss)
       - (Unaudited) Three and Six Months Ended
          June 30, 1999 and June 30, 1998                                      4

  Consolidated Statements of Changes in Shareholders' Equity
       - (Unaudited) Six Months Ended June 30, 1999 and June 30, 1998          5

  Consolidated Statements of Cash Flows
       - (Unaudited) Six Months Ended June 30, 1999 and June 30, 1998          6

  Notes to Consolidated Financial Statements (Unaudited)                       7

  Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     15



PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders During Second
              Quarter of the Year Ended December 31, 1999                     18

  Management's Representation and Signatures                                  19

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        June 30,                   December 31,
                                                                          1999                        1998

                                               ASSETS
Current Assets:
  Cash and cash equivalents                                         $ 5,950,449                   $ 1,403,931
  Marketable securities (Note 3)                                        810,641                       353,385
  Management, distribution, and service fees receivable                 199,630                       257,313
  Interest, dividends and other receivables                             145,172                       205,786
  Prepaid expenses and other assets                                     132,963                       506,950
                                                                    -----------                   -----------
      Total Current Assets                                            7,238,855                     2,727,365
                                                                     ----------                   -----------
Real estate held for investment, net                                  1,184,371                     1,198,173
Furniture and fixtures, net                                             119,150                       209,339
Excess of cost over net book value of
    subsidiaries, net (Note 1)                                          669,344                       688,687
Deferred Income Taxes (Note 10)                                          16,500                       215,400
Other                                                                   248,921                       276,183
                                                                    -----------                  ------------
                                                                      2,238,286                     2,587,782
                                                                    -----------                  ------------

      Total Assets                                                   $9,477,141                    $5,315,147
                                                                     ==========                    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Income taxes payable                                              $ 1,891,528                  $     13,668
    Accounts payable                                                       46,054                       104,934
    Accrued professional fees                                              44,245                       143,025
    Accrued expenses                                                       89,592                        15,252
    Accrued payroll and other related costs                                16,818                        64,667
    Current portion of capitalized lease obligation (Note 4)                  171                         4,749
    Other                                                                  14,836                         9,836
                                                                     ------------                    ----------
      Total Current Liabilities                                         2,103,244                       356,131
Contingencies (Note 12)                                                       --                             --
 Shareholders' Equity: (Notes 3, 6, 7 and 8)
    Common Stock, $.01 par value
    Class A, 10,000,000 shares authorized;
        1,650,017 shares issued and outstanding                            16,351                        16,351
    Class B, 20,000 shares authorized;
            20,000 shares issued and outstanding                              200                           200
    Additional paid-in capital                                          6,872,454                     6,872,454
    Retained earnings (deficit)                                         1,074,560                     (1,325,338)
    Notes receivable for common stock issued                              (603,675)                     (603,675)
    Accumulated other comprehensive income                                 14,007                           (976)
                                                                      -----------                   -------------
          Total Shareholders' Equity                                    7,373,897                     4,959,016
                                                                       ----------                   -----------

      Total Liabilities and Shareholders' Equity                       $9,477,141                   $ 5,315,147
                                                                       ==========                   ===========

          See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                           Three Months Ended June 30,                Six Months Ended June 30,
                                                                    1999               1998              1999              1998
                                                                    ----               ----              ----              ----
Revenues:
   Management, distribution, service, and
     administrative fees                                       $ 812,566         $1,036,780        $1,517,251        $1,945,497

   Real estate rental income                                      51,455              4,377            97,586             4,377
   Consulting fee                                                 50,000                  0            50,000                 0
   Realized gains from investments                                 1,309                  0            55,830                 0
   Dividends, interest and other                                  77,346             26,111            82,130            50,192
                                                             -----------         ----------     -------------       -----------
                                                                 992,676          1,067,268         1,802,797         2,000,066
                                                              ----------          ---------        ----------        ----------
Expenses:
   General and administrative                                    499,283            514,206         1,039,521           980,149
   Marketing                                                     155,374            186,761           250,085           291,966
   Expense reimbursements to the Funds (Note 11)                  79,212             27,373           151,642            49,646
   Subadvisory fees                                               40,513             56,346            82,649           137,817
   Professional                                                   98,885             93,366           118,568           114,222
   Amortization and depreciation                                  36,524             28,577            79,630            54,298
                                                              ----------         ----------       -----------       -----------
                                                                 909,791            906,629         1,722,095         1,628,098
                                                               ---------          ---------        ----------        ----------

Income (loss) from continuing operations before
    income taxes                                                  82,885            160,639            80,702           371,968
Income taxes (Note 10)                                            19,099              5,100            35,446             9,900
                                                              ----------         ----------       -----------        ----------
Income (loss) from continuing operations                          63,786            155,539            45,256           362,068
                                                              ----------           --------       -----------          --------

Discontinued Operations:
     Income (loss) from discontinued operations
       (Note 2)                                                    --               (14,232)        2,354,642           (85,582)
                                                             -----------         -----------      -----------        -----------
Net Income                                                      $ 63,786          $ 141,307        $2,399,898         $ 276,486
                                                                ========          =========        ==========         =========


Per share data:
   Basic
         Income (loss) from continuing operations                $   .04             $  .11           $   .03            $  .26
         Income (loss) from discontinued operations                  .00              (.01)              1.42             (.06)
                                                                 -------            -------           -------           -------
         Net Income                                              $   .04             $  .10            $ 1.45            $  .20
                                                                 =======             ======            ======            ======
  Diluted
         Income (loss) from continuing operations                $   .04             $  .11           $   .03            $  .25
         Income (loss) from discontinued operations                  .00              (.01)              1.39             (.06)
                                                                 -------           --------           -------          --------
         Net Income                                              $   .04             $  .10            $ 1.42            $  .19
                                                                 =======             ======            ======            ======

Average shares outstanding:
  Basic                                                        1,655,017          1,370,017         1,655,017         1,370,017
                                                               =========          =========         =========         =========
  Diluted                                                      1,690,212          1,476,764         1,690,056         1,476,871
                                                               =========          =========         =========         =========

        See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                      Paid-in-    Paid-in-
                                       Class A          Class B        Capital     Capital         Additional
                                        Common          Common         Class A     Class B          Paid-in-
                                        Shares          Shares         Common       Common          Capital
                                       --------        --------        ------       ------         ---------

Six Months Ended June 30, 1998

Balance, January 1, 1998 ..........     1,350,017        20,000   $    13,501   $       200   $ 6,236,077
Net income ........................            --            --            --            --            --
Other comprehensive income
  Change in unrealized gains on
   marketable securities ..........            --            --            --            --            --
                                      -----------   -----------   -----------   -----------   -----------
  Comprehensive income ............            --            --            --            --            --


Contribution to additional paid-in-
    capital .......................            --            --            --            --         4,102
                                      -----------   -----------   -----------   -----------   -----------

Balance, June 30, 1998 ............     1,350,017        20,000   $    13,501   $       200   $ 6,240,179
                                      ===========   ===========   ===========   ===========   ===========



Six Months Ended June 30, 1999

Balance, January 1, 1999 ..........     1,635,017        20,000   $    16,351   $       200   $ 6,872,454

Net income ........................            --            --            --            --            --
Other comprehensive income
  Change in unrealized gains on
   marketable securities ..........            --            --            --            --            --
                                      -----------   -----------   -----------   -----------   -----------
  Comprehensive income ............            --            --            --            --            --


Balance, June 30, 1999 ............     1,635,017        20,000   $    16,351   $       200   $ 6,872,454
                                      ===========   ===========   =============   ===========   ===========





                                          Notes                       Accumulated
                                         Receivable      Retained       other          Total
                                         For Common       Earnings  Comprehensive   Shareholders'
                                        Stock Issued     (Deficit)     Income        Equity
                                        ------------   -----------     --------     ----------


                                               --    $(1,836,753)   $    42,086    $ 4,455,111
                                               --        276,486             --        276,486


                                               --             --         16,797         16,797
                                      -----------    -----------    -----------    -----------
                                               --             --         16,797        293,283
                                                                                   -----------


                                               --             --             --          4,102
                                      -----------    -----------    -----------    -----------

                                      $        --    $(1,560,267)   $    58,883    $ 4,752,496
                                      ===========    ===========    ===========    ===========





                                      $  (603,675)   $(1,325,338)   $      (976)   $ 4,959,016

                                               --      2,399,898             --      2,399,898


                                               --             --         14,983         14,983
                                      -----------    -----------    -----------    -----------
                                               --      2,399,898         14,983      2,414,881
                                                                                   -----------

                                      $  (603,675)   $ 1,074,560    $    14,007    $ 7,373,897
                                      ===========    ===========    ===========    ===========





See  accompanying   notes  to  the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended June 30,

                                                                                         1999                       1998
                                                                                      ------------               --------
Cash Flows from Operating Activities:
   Net income                                                                        $2,399,898                 $  276,486
                                                                                     ----------                 ----------
   Adjustments to reconcile net income to net cash provided by
    Operating Activities:
     Realized gain from sale of BBSI                                                 (2,354,642)                        --
     Depreciation and amortization                                                       79,630                     78,100
     Increase in cash value of life insurance                                           (16,500)                   (16,500)
     Realized (gain) on investments                                                     (55,830)                        --
     Deferred tax asset                                                                   8,500                         --
     Other                                                                               (3,336)                    (1,274)
   (Increase) decrease in:
        Management, distribution and service fees receivable                             57,683                     54,049
        Interest, dividends and other receivables                                      (106,275)                  (110,814)
        Prepaid expenses and other assets                                               273,624                     56,561
        Other                                                                            43,762                         --
     Increase (decrease) in:
        Accounts payable                                                                 37,497                   (102,888)
        Accrued professional fees                                                      (305,801)                    24,633
        Accrued expenses                                                                 60,672                    (24,551)
        Accrued payroll and other related costs                                        (916,417)                      (294)
        Income taxes payable                                                             11,928                         --
        Other                                                                             5,000                         --
                                                                                  -------------            ---------------
   Total adjustments                                                                 (3,180,505)                   (42,978)
                                                                                    ------------             --------------
     Net cash provided by (used in) Operating Activities                               (780,607)                   233,508
                                                                                   -------------              ------------

Cash Flows from Investing Activities:
   Proceeds from sale of BBSI (net of cash in discontinued
           operations)                                                                5,752,254                         --
   Proceeds from sales of investments                                                   176,863                    424,920
   Purchases of investments                                                            (558,857)                  (182,807)
   Purchases of equipment                                                               (13,067)                   (54,020)
   Capital expenditures                                                                 (25,490)                  (535,856)
                                                                                  --------------             --------------
     Net cash provided by (used in) Investing Activities                              5,331,703                   (347,763)
                                                                                   ------------              --------------

Cash Flows from Financing Activities:
  Capitalized lease obligations                                                          (4,578)                    (7,243)
  Contribution to additional paid-in-capital                                                  --                      4,102
    Net cash used in Financing Activities                                                (4,578)                    (3,141)
                                                                                 ---------------            ---------------

  Net increase (decrease) in cash and cash equivalents                                4,546,518                   (117,396)

Cash and cash equivalents:
   At beginning of period                                                             1,403,931                    312,633
                                                                                   ------------               ------------
   At end of period                                                                 $ 5,950,449                $   195,237
                                                                                    ===========                ===========

Supplemental                        disclosure:  The  Company  did  not  pay any
                                    Federal  income  taxes during the six months
                                    ended June 30,  1999 and 1998.  The  Company
                                    paid  approximately $40 and $500 in interest
                                    during  the six months  ended June 30,  1999
                                    and 1998, respectively.

        See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS Winmill & Co. Incorporated  (formerly Bull & Bear Group,
          Inc.) ("Company") is a holding company with six principal subsidiaries: CEF Advisers, Inc., formerly Bull & Bear Advisers, Inc. ("CEF"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Rockwood Advisers, Inc. ("RAI"), Performance Properties, Inc. ("Performance Properties") and Hanover Direct Advertising Company, Inc. ("Hanover"). Its subsidiaries' business consists of providing investment management and distribution services for the six open-end funds and three closed-end funds ("Funds"). On June 30, 1999, the Bull & Bear Funds and the Rockwood Fund changed their names and became part of the Midas Funds family. On March 31, 1999, the Company sold its wholly owned subsidiary Bull & Bear Securities, Inc. ("BBSI") to a subsidiary of Royal Bank of Canada.

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

     CASH AND CASH EQUIVALENTS Investments in money market funds are considered to be cash equivalents. At June 30, 1999 and December 31, 1998, the Company and subsidiaries had invested approximately $5,644,800 and $1,378,700, respectively, in an affiliated money market fund.

     MARKETABLE SECURITIES The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiaries are valued at market with unrealized gains and losses included in earnings.

     BROKERAGE INCOME AND EXPENSES The brokerage commission and fee income and clearing and brokerage expenses of the discontinued operations, BBSI are recorded on a settlement date basis. The difference between recording such income and expenses on a settlement date basis as opposed to trade date, as required by generally accepted accounting principles, is not material to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                   (Unaudited)


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

            REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
                Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over a period up to 30 years. At June 30, 1999 and December 31, 1998, accumulated depreciation amounted to $131,700 and $92,400, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At June 30, 1999 and December 31, 1998, accumulated depreciation amounted to $776,500 and $908,400, respectively.

            EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
                The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen or forty years using the straight-line method. At June 30, 1999 and December 31, 1998, accumulated amortization amounted to $531,500 and $662,100, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

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

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                   (Unaudited)


 COMPUTATION OF AVERAGE BASIC AND DILUTED SHARES
     The Company applies Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                                3 months ended June 30,          6 months ended June 30,
                                                               ------------------------          ------------------------
                                                                     1999            1998            1999            1998
                                                                     ----            ----            ----            ----
     Numerator for basic and diluted earnings per share:
         Net income                                             $   63,786        $ 141,307      $2,399,898        $ 276,486
                                                                ==========        =========      ==========        =========

     Denominator:
         Denominator for basic earnings per share -
             weighted-average shares                             1,655,017        1,370,017      1,655,017         1,370,017
         Effect of dilutive securities:
             Stock Options                                          35,195          106,747           35,039         106,854
                                                             -------------     ------------      -----------    ------------
     Denominator for diluted earnings per share -
         adjusted weighted - average shares and
             assumed conversions                                 1,690,212        1,476,764       1,690,056        1,476,871
                                                               ===========      ===========      ==========      ===========


2.      DISCONTINUED OPERATIONS

        On March 31, 1999, the Company sold its wholly-owned subsidiary, BBSI, the discount brokerage business, to a subsidiary of Royal Bank of Canada. The Company received $6,000,000 cash from the sale. At the time of the sale, BBSI had net equity of $500,000. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries changed their names. The Company recorded a gain from the sale of $2,354,642, net of related expenses including professional fees, closing bonuses and income tax expense. In addition, the Company has entered into an agreement to provide consulting services to BBSI for an annual fee of $200,000 for a period of three years following the sale. The results from BBSI are shown as discontinued operations in the statement of income with the prior period restated. Income (loss) from operations is summarized as follows:

                                                                                  Six Months Ended
                                                                         June 30, 1999         June 30, 1998
            Revenues                                                     $ 748,786              $1,191,545
            Expenses                                                       733,537               1,277,127
                                                                        -----------             -----------
            Income (loss) from discontinued operations                      15,249                  (85,582)
                                                                       ------------             ------------

            Gain on sale of discontinued operations:
                Proceeds, net of basis                                   5,500,000                      --
                Professional fees                                          (222,021)                    --
                Closing bonuses                                            (868,586)                    --
                Income taxes                                             (2,070,000)                    --
                                                                         -----------
                    Total gain on sale                                  $2,339,393                      --

                        Total income (loss) from discontinued
                             operations                                 $2,354,642               $  (85,582)
                                                                        ===========              ===========

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                   (Unaudited)


3.      MARKETABLE SECURITIES

        At June 30, 1999, marketable securities consisted of:
                                                                                      Market Value
            Securities held by broker/dealer subsidiary - marked to market
                Funds managed by the Company (cost $549,503)                           $   521,197
                                                                                       -----------

            Other companies
                Available-for-sale securities - marked to market
                    Equity securities and unaffiliated mutual funds                        288,191
                    Funds managed by the Company                                             1,253
                        Total available-for-sale securities (cost-$275,437)                289,444
                                                                                      ------------
                                                                                       $   810,641

        At December 31, 1998, marketable securities consisted of:

            Securities held by broker/dealer subsidiary - marked to market
                Funds managed by the Company (cost $159,882)                           $   128,945
                                                                                       -----------
            Other companies
                Available-for-sale securities - marked to market
                    Funds managed by the Company                                             2,268
                    Equity securities and unaffiliated mutual funds                        222,172
                        Total available-for-sale securities (cost - $225,416)              224,440
                                                                                      ------------
                                                                                       $   353,385

4.      LEASE COMMITMENTS

        The Company has a lease for approximately 7,600 square feet of office space. The rent is approximately $138,000 per annum plus $20,600 per annum for electricity. The lease expires December 31, 1999 and is cancelable at the option of the Company on three months' notice. In addition, the Company leases office equipment under capital leases expiring in 1999. Such office equipment is included in furniture and equipment at a cost of $22,729 at June 30, 1999. Depreciation expense of approximately $22,000 has been recognized on this property as of June 30, 1999. Future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments is approximately $200.

5.      REAL ESTATE

        The Company owns an office building which is approximately 90% leased to
        various  tenants.   Future  minimum  lease  payment   receivables  under
        noncancellable leasing arrangements are as follows:


      Six months ended December 31, 1999     $   84,800
      Year ending December 31,
      ------------------------
      2000                                      189,100
      2001                                      206,600
      2002                                      192,800
      2003                                      161,600
      2004 - 2008                               797,000
                                            -----------
      Net minimum future lease receipts      $1,631,900
                                             ==========

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                   (Unaudited)


6.      SHAREHOLDERS' EQUITY

        The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of June 30, 1999 and December 31, 1998, none of the Preferred Stock was issued.


7.      NET CAPITAL REQUIREMENTS

        The Company's broker/dealer subsidiary, ISC is a member firm of the National Association of Securities Dealers, Inc. and is registered with the Securities and Exchange Commission as a broker/dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), such broker/dealer must maintain minimum net capital, as defined, of not less than $25,000, when engaged solely in the sale of redeemable shares of registered investment companies, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At June 30, 1999, ISC had net capital of approximately $775,000; net capital requirement of $25,000; excess net capital of approximately $750,000; and a ratio of aggregate indebtedness to net capital were .19 to 1.


8.      STOCK OPTIONS

        On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996 and October 29, 1997 increasing the maximum number of options to 450,000. In addition, the plan was amended in March, 1999 increasing the maximum number of options to 600,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. Two of the non-employee directors were granted 10,000 options each on December 6, 1995 and 5,000 options each on October 29, 1997. The new non-employee director was granted 10,000 options on September 8, 1998. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed five years.

        The Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Proforma compensation cost for the Company's plans is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation (SFAS 123)" and has been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information are as follows:

                                             Three Months Ended June 30,                      Six Months Ended June 30,

                                                1999                 1998                   1999                    1998
                                                ----                 ----                   ----                    ----
Net income:                As reported        $63,786             $141,307               $2,399,898               $276,486
                           Proforma           $58,806             $133,591               $2,236,754               $244,672
Earnings per share
  Basic:                   As reported           $.04                 $.10                    $1.45                   $.20
                           Proforma              $.04                 $.10                    $1.35                   $.18

  Diluted:                 As reported           $.04                 $.10                    $1.42                   $.19
                           Proforma              $.03                 $.09                    $1.32                   $.17

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999: expected volatility of 84.99%, risk-free

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                   (Unaudited)


        interest rate of 4.55% and expected life of three years.

        A summary of the status of the Company's stock option plans as of June 30, 1999 and December 31, 1998, and changes during the periods ending on those dates is presented below:
                                                                     Weighted
                                                      Number          Average
                                                        of           Exercise
            Stock Options                             Shares          Price
            -------------                            --------     ------------
            Outstanding at December 31, 1997         412,000           $2.21
                Granted                               12,000           $1.81
                Exercised                            (285,000)         $2.25
                Canceled                              (20,000)         $2.64
            Outstanding at December 31, 1998         119,000           $2.05
                Granted                              125,000           $3.57
                Canceled                             (35,000)          $2.21
            Outstanding at June 30, 1999             209,000           $2.94

        There were 199,000 and 97,000 options exercisable at June 30, 1999 and December 31, 1998 with a weighted-average exercise price of $2.99 and $1.99, respectively. The weighted-average fair value of options granted was $1.36 and $0.94 for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

        The  following  table   summarizes   information   about  stock  options
outstanding at June 30, 1999:

                                               Options Outstanding
                             ------------------------------------------------------------------
                                               Weighted-Average
          Range of             Number              Remaining                Weighted-Average
     Exercise Prices         Outstanding       Contractual Life              Exercise Price
     ---------------         -----------      -------------------        ----------------------
     $1.50   - $1.8125            22,000              2.0 years                     $1.78
     $1.875 - $2.475              55,000              2.0 years                     $1.96
     $2.75   - $3.00               7,000              2.3 years                     $2.82
     $3.36   - $3.70             125,000              4.7 years                     $3.57

        In connection with the exercise of options for 270,000 shares in 1998, the Company received from certain officers, cash representing par value per share and the balance with notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at June 30, 1999 and December 31, 1998 was $603,675, which was classified as "notes receivable for common stock issued."

9.      PENSION PLAN

        The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the six months ended June 30, 1999 and June 30, 1998 were $19,717 and $27,654, respectively.

10.     INCOME TAXES

        The provision for income taxes for the six months ended June 30, 1999 and 1998 are as follows:

                                               1999                  1998
                                               ----                  ----
   State and local                            $ 11,468            $ 9,900
   Federal                                      23 978                 --
                                          ------------          ---------
                                                35,446                 --
   From discontinued operations              2,070,000                 --
                                            $2,105,446            $ 9,900
                                            ==========            =======

Deferred tax assets (liabilities) are comprised of the following at June 30, 1999 and December 31, 1998:


                                                   1999             1998
                                                   ----             ----
   Unrealized loss (gain) on investments      $   6,500        $  12,400
   Depreciation                                  10,000           10,000
   Accrued expenses                                  --           40,000
   Net operating loss carryforwards                  --          153,000
                                             ----------         --------
      Total deferred tax assets                  16,500          215,400
   Deferred tax asset valuation allowance            --               --
      Net deferred tax assets                  $ 16,500        $ 215,400
                                               ========        =========

        Due to the sale of BBSI, the net operating loss carryforwards will be fully realized in 1999.

11.     RELATED PARTIES

        All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administration fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the open-end Funds. Such reimbursement amounted to $0 and $168,731 for the six months ended June 30, 1999, and 1998, respectively. During the six months ended June 30, 1999 and 1998, the Funds paid approximately $103,662 and $81,453, respectively, for co-transfer agent services to ISC, which paid such amounts to certain brokers for performing such services. Such amounts are included in management, distribution, service and administrative fees in the consolidated financial statements. Fees for administrative services provided to the Funds were $73,877 and $67,846 for the six months ended June 30, 1999 and June 30, 1998, respectively.

        In connection with management services, the Company's investment managers, CEF, MMC and RAI waived or reimbursed management fees to the Funds in the amount of $151,642 and $49,646 for the six months ended June 30, 1999 and 1998, respectively. Certain officers of the Company also serve as officers and/or directors of the Funds.

        Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of June 30, 1999, the policy had a cash surrender value of approximately $158,500 and is included in other assets in the balance sheet.

        BBSI, the Company's former affiliated discount brokerage subsidiary, received brokerage commissions of approximately $17,100 and $74,200 from the Funds for the six months ended June 30, 1999 and 1998, respectively.

12.     CONTINGENCIES

        A group called Karpus Investment Management ("KIM") at the 1997 annual meeting of Bull & Bear U.S. Government Securities Fund, Inc. ("BXL") sought to elect its slate of nominees in opposition to management and at the 1998 annual meeting of BXL made a counter-solicitation on all management proposals and a solicitation to terminate the investment management agreement. On February 19, 1998, KIM filed a lawsuit against BXL in the Circuit Court for Baltimore City, Maryland, Case No. 9805005, which was dismissed with prejudice on October 1, 1998. On February 19, 1998, BXL filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190. On December 22, 1998, KIM filed a lawsuit against BXL in the United States District Court for the District of Maryland Court, 98-CV-4161 and BXL made counterclaims. On May 25, 1999, BXL and KIM announced that they had entered into a settlement of all litigation in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. In connection with the settlement, KIM sold its 12.7% stake in BXL of 95,175 shares to ISC for $12 7/8 per share in July and August, 1999.

        From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of June 30, 1999, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

        Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market fund, which has lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 11 of the financial statements. On December 17, 1998, the Company signed an agreement to sell the outstanding stock of BBSI, the discount brokerage business, to a subsidiary of Royal Bank of Canada. The transaction, which was approved by the regulatory authorities in Canada and the United States, closed on March 31, 1999. The Company received $6 million in proceeds from the sale. At the time of the sale, BBSI had net equity of $500,000. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries changed their names. The Company recorded a gain from the sale of $2,354,642, net of related expenses including professional fees, closing bonuses, and income tax expense.

        Total revenues decreased $74,592 or 7% which was primarily due to a decrease in management, distribution and shareholder administration fees of $224,214 or 22% due to lower net assets under management. In addition, effective January 1999, the Company discontinued shareholder administration services to the Funds. Net assets under management were approximately $274 million at December 31, 1997, $301 million at March 31, 1998, $278 million at June 30, 1998, $261 million at September 30, 1998, $258 million at December 31, 1998, $248 million at March 31, 1999, and $242 million at June 30, 1999. Rental income increased $47,078. The increase was attributable to additional tenants in 1999 and the Company commenced leasing office space in May 1998. In the second quarter of 1999, the Company earned $50,000 in consulting fees from BBSI. The Company had realized gains of $1,309 on the sale of the Company's investments. Dividends, interest and other income increased $51,235 due to higher earnings from the Company's investments.

        Total expenses increased $3,162 or 1%. General and administrative expenses decreased $14,923 or 3%. Expense reimbursements to the Funds increased $51,839 or 189% due to higher waivers of management fees in certain Funds. Marketing expenses decreased $31,387 or 17% due to lower fulfillment expenses and lower payments to other brokers for distributing the Company's open-end Funds. Subadvisory fees decreased $15,833 or 28% because of the lower net assets in the Midas Fund. Professional fees increased $5,519 or 6%. Net income from continuing operations for the period was $63,786 or $.04 per share as compared to net income of $155,539 or $.11 diluted earnings per share for 1998. Income from discontinued operations for the period was $0 as compared to a net loss from discontinued operations of $14,232 or $.01 per share for 1998. Net income for the period was $63,786 or $.04 diluted earnings per share for the period as compared to net income of $141,307 or $.10 diluted earnings per share for 1998.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

        Total revenues decreased $197,269 or 10% which was primarily due to a decrease in management, distribution and shareholder administration fees of $428,246 or 22% reflecting lower net assets under management. In addition, effective January 1999, the Company discontinued shareholder administration services to the Funds. Net assets under management were approximately $274 million at December 31, 1997, $301 million at March 31, 1998, $278 million at June 30, 1998, $261 million at September 30, 1998, $258 million at December 31, 1998, $248 million at March 31, 1999, and $242 million at June 30, 1999. Rental income increased $93,209. The increase was attributable to additional tenants in 1999 and the Company commenced leasing office space in May 1998. In 1999, the Company earned $50,000 in consulting fees from BBSI. The Company had realized gains of $55,830 on the sale of the Company's investments. Dividends, interest and other income increased $31,938 due to higher earnings from the Company's securities investments.

        Total expenses increased $93,997 or 6% as a result of an increase in general and administrative expenses and expense reimbursements to the Funds.
General and administrative expenses increased $59,372 or 6% because of higher rent expense and writeoff of certain assets. Expense reimbursements to the Funds increased $101,996 or 205% due to higher waivers of management fees in certain Funds. Marketing expenses decreased $41,881 or 14% due to lower fulfillment expenses and lower payments to other brokers for distributing the Company's open end funds. Subadvisory fees decreased $55,168 or 40% because of the lower net assets in the Midas Fund. Professional fees increased $4,346 or 4%. Net income from continuing operations for the period was $45,256 or $.03 per share as compared to net income of $362,068 or $.25 diluted earnings per share for 1998. Net gain from discontinued operations for the period was $2,354,642, which included income from operations of $15,249, or $1.39 diluted earnings per share as compared to a net loss from discontinued operations of $85,852 or $.06 per share for 1998. Net income for the period was $2,399,898 or $1.42 diluted earnings per share for the period as compared to net income of $276,486 or $.19 diluted earnings per share for 1998.

        The following table summarizes the Funds' assets under management on which the Company earns its fees:


                                       June 30,1999        December 31,1998
Midas Fund                              $77,865,000             $87,841,000
Midas Special Equities Fund              33,518,000              36,807,000
Midas Magic                                 606,000                 548,000
M
Midas U.S. and Overseas Fund              6,355,000               7,340,000

Midas Investors                           6,003,000               6,293,000
Dollar Reserves                          66,318,000              65,535,000

Global Income Fund                       29,584,000              30,100,000
Tuxis Corporation                        11,609,000              12,512,000
U.S. Government Securities Fund           9,774,000              10,921,000
                                   ----------------         ---------------
  Total assets under management       $ 241,632,000           $ 257,897,000
                                      =============           =============


Liquidity and Capital Resources

        The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                     June 30, 1999            December 31, 1998
                                     -------------            -----------------
        Working Capital                 $5,135,611                   $2,371,234
        Total Assets                    $9,477,141                   $5,315,147
        Long Term Debt             $            --              $            --
        Shareholders' Equity            $7,373,897                   $4,959,016


        Working  capital,   total  assets  and  shareholders'  equity  increased
$2,764,377, $4,161,994, and $2,414,881, respectively for the six months ended June 30, 1999 primarily as a result of the sale of BBSI.

        As discussed previously, significant changes in the securities markets can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.

Effects of Inflation and Changing Prices

        Since the Company derives most of its revenues from acting as the investment manager and distributor of investment companies and from general investments, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenue from continuing operations.

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



Part II. Other Information

Items4.  Submission  of  Matters to a Vote of  Security  Holders  During  Second
     Quarter of the Year Ended December 31, 1999

            By unanimous written consent of the Class B common stockholder on April 1, 1999, the By-Laws in the form filed with Company's 10-K/A on April 13, 1999 were adopted as the Company's By-Laws.

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

                                 WINMILL & CO. INCORPORATED



Dated: August 16, 1999                 By:/s/ Joseph Leung
                                          ---------------------------------
                                            Joseph Leung
                                            Treasurer, Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: August 16, 1999                    /s/ Bassett S. Winmill
                                          --------------------------------------
                                          Bassett S. Winmill
                                          Chairman of the Board,
                                          Director


Dated: August 16, 1999                    /s/ Robert D. Anderson
                                          --------------------------------------
                                          Robert D. Anderson
                                          Vice Chairman, Director


Dated: August 16, 1999                    /s/ Thomas B. Winmill
                                          -----------------------------------
                                          Thomas B. Winmill, Esq.
                                          President,
                                          General Counsel, Director


Dated: August 16, 1999                    /s/
                                          --------------------------------------
                                          Charles A. Carroll, Director


Dated: August 16, 1999                    /s/
                                          --------------------------------------
                                          Edward G. Webb, Jr., Director


Dated: August 16, 1999                    /s/
                                          ----------------------------------
                                          Mark C. Jones, Director