Form 10-Q
period 1999-09-30
WINMILL & CO INC
filed 1999-11-12
CIK 52234

As filed with the Securities and Exchange Commission on November 12, 1999



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

          (MarkOne)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999 or

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____________ to ____________

For Quarter Ended September 30, 1999              Commission File Number  0-9667

                           WINMILL & CO. INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



    Delaware                                                    13-1897916
--------------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  11 Hanover Square, New York, New York                             10005
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)



                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1999, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Consolidated Balance Sheets - (Unaudited) September 30,
          1999 and December 31, 1998                                           3

     Consolidated  Statements of Income (Loss) - (Unaudited)
          Three and Nine Months Ended September 30, 1999 and
          September 30, 1998                                                   4

     Consolidated  Statements  of Changes  in  Shareholders'
          Equity - (Unaudited)  Nine Months Ended  September
          30, 1999 and September 30, 1998                                      5

     Consolidated  Statements  of Cash  Flows -  (Unaudited)
          Nine Months Ended September 30, 1999 and September
          30, 1998                                                             6

     Notes to Consolidated Financial Statements (Unaudited)                    7

     Item 2.   Management's   Discussion   and  Analysis  of
          Financial Condition and Results of Operations                       15




     Management's Representation and Signatures                               19

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           September 30,                   December 31,
                                                               1999                           1998
                                                               ----                           ----
                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                 $ 4,936,160                   $ 1,403,931
  Marketable securities (Note 3)                              1,661,600                       353,385
  Management, distribution and service fees receivable          169,569                       257,313
  Interest, dividends and other receivables                     138,927                       205,786
  Prepaid expenses and other assets                             114,087                       506,950
                                                          -------------                 -------------
      Total Current Assets                                    7,020,343                     2,727,365
                                                           ------------                  ------------
Real estate held for investment, net                          1,192,235                     1,198,173
Furniture and fixtures, net                                     109,021                       209,339
Excess of cost over net book value of
    subsidiaries, net                                           659,672                       688,687
Deferred income taxes (Note 10)                                 140,000                       215,400
Other                                                           257,170                       276,183
                                                          -------------                 -------------
                                                              2,358,098                     2,587,782
                                                           ------------                  ------------

      Total Assets                                          $ 9,378,441                   $ 5,315,147
                                                            ===========                   ===========


                                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Income taxes Payable                                       $ 1,966,028                    $   13,668
    Accounts payable                                                21,869                       104,934
    Accrued professional fees                                       65,244                       143,025
    Accrued expenses                                                66,227                        15,252
    Current portion of capitalized lease obligation                     --                         4,749
    Accrued payroll and other related costs                         25,643                        64,667
    Other                                                           27,443                         9,836
                                                              ------------                  ------------
      Total Current Liabilities                                  2,172,454                       356,131
                                                              ------------                  ------------

Shareholders' Equity: (Notes 3, 6, 7 and 8)
    Common Stock, $.01 par value
    Class A, 10,000,000 shares authorized;
        1,635,017 shares issued and outstanding                     16,351                         16,351
    Class B, 20,000 shares authorized;
        20,000 shares issued and outstanding                           200                            200
    Additional paid-in capital                                   6,872,454                      6,872,454
    Retained earnings (deficit)                                    935,413                     (1,325,338)
    Note receivable for common stock issued                       (603,675)                     (603,675)
    Accumulated other comprehensive income                         (14,756)                         (976)
                                                               ------------                   -----------
          Total Shareholders' Equity                            7,205,987                       4,959,016
                                                               ------------                   -----------

      Total Liabilities and Shareholders' Equity                $ 9,378,441                   $ 5,315,147
                                                                ===========                     =========


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                                                      Three Months Ended Sept. 30        Nine Months Ended Sept. 30,
                                                                         1999              1998              1999              1998
                                                                         ----              ----              ----              ----

Revenues:
   Management, distribution, service, and
     administrative fees                                          $   716,660       $   842,728       $ 2,233,911       $ 2,788,225

   Real estate rental income                                           55,391            14,860           152,977            19,237
   Consulting fee                                                      50,000                --           100,000                --
   Realized and unrealized gains from investments                    (394,106)          (36,024)         (338,276)          (36,024)
   Dividends, interest and other                                      137,912            32,226           220,042            82,418
                                                                  -----------        ----------        ----------        ----------
                                                                      565,857           853,790         2,368,654         2,853,856
                                                                  -----------        ----------        ----------        ----------
Expenses:
   General and administrative                                         455,172           578,116         1,494,693         1,558,265
   Marketing                                                          118,942           113,100           369,027           405,066
   Expense reimbursements to the Funds (Note 11)                       68,414            56,612           220,056           106,258
   Subadvisory fees                                                    37,652            44,056           120,301           181,873
   Professional                                                        31,029            26,887           149,597           141,109
   Amortization and depreciation                                       36,794            31,265           116,424            85,563
                                                                 ------------        ----------        ----------        ----------
                                                                      748,003           850,036         2,470,098         2,478,134
                                                                  -----------        ----------        ----------        ----------

Income (loss) from continuing operations before
    income taxes                                                     (182,146)            3,754          (101,444)          375,722
Income taxes (Note 10)                                                (42,999)           18,326            (7,553)           28,226
                                                                -------------        ----------       -----------        ----------
Income (loss) from continuing operations                             (139,147)          (14,572)          (93,891)          347,496
                                                                  -----------       -----------       -----------        ----------

Discontinued Operations:
     Income (loss) from discontinued operations
       (Note 2)                                                            --           (42,793)        2,354,642          (128,375)
                                                               --------------       -----------        ----------       -----------
Net Income (loss)                                                 $  (139,147)      $   (57,365)      $ 2,260,751       $   219,121
                                                                   ==========       ===========        ==========        ===========
Per share data:
   Basic
         Income (loss) from continuing operations                 $      (.08)      $      (.01)      $      (.05)      $       .25
         Income (loss) from discontinued operations                       .00              (.03)             1.42              (.09)
                                                                          ---              ----              ----              ----
         Net Income (loss)                                        $      (.08)      $      (.04)      $      1.37       $       .16
                                                                  ===========       ===========       ===========       ===========
  Diluted
         Income (loss) from continuing operations                 $      (.08)      $      (.01)      $      (.06)      $       .24
         Income (loss) from discontinued operations                       .00              (.03)             1.40              (.09)
                                                                          ---              ----              ----              ----
                                                                                                                            -------
         Net Income (loss)                                        $      (.08)      $      (.04)      $      1.34       $       .15
                                                                  ===========       ===========       ===========       ===========

Average shares outstanding:
  Basic                                                             1,655,017         1,370,017         1,655,017         1,370,017
                                                                    =========         =========         =========         =========
  Diluted                                                           1,673,977         1,415,805         1,684,605         1,453,331
                                                                    =========         =========         =========         =========






        See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                       Paid-in-      Paid-in-
                                         Class A         Class B       Capital       Capital
                                          Common         Common        Class A       Class B
                                          Shares         Shares        Common         Common
                                          ------         ------        ------         ------

Nine Months Ended Sept. 30, 1998

Balance, January 1, 1998                1,350,017        20,000       $13,501          $200
Net income                                     --            --            --            --
Other comprehensive income
  Change in unrealized gains on
     marketable securities                     --            --            --            --
                                           ------      --------    ----------    ----------
  Comprehensive income                         --            --            --            --

Contribution to additional paid-in-
  capital                                      --            --            --            --
                                       ----------       -------      --------         -----

Balance, Sept. 30, 1998                 1,350,017        20,000   $    13,501   $       200
                                        =========        ======       =======          ====



Nine Months Ended Sept. 30, 1999

Balance, January 1, 1999                1,635,017        20,000   $    16,351   $       200

Net income                                     --            --            --            --
Other comprehensive income
  Change in unrealized gains on
      marketable securities                    --            --            --            --
                                                   ------------       -------     ---------
  Comprehensive income                         --            --            --            --

Balance, Sept. 30, 1999                 1,635,017        20,000   $    16,351   $       200
                                        =========        ======       =======          ====



                                                         Notes                     Accumulated
Nine Months Ended Sept. 30, 1998        Additiona     Receivable       Retained       Other            Total
                                         Paid-in-     For Common       Earnings    Comprehensive   Shareholders'
                                          Capital     Stock Issue       (Deficit)      Income          Equity
                                          -------     -----------       ---------      ------          ------
Balance, January 1, 1998
                                      $ 6,236,077            --     $(1,836,753)    $  42,086     $ 4,455,111
Net income                                     --            --        219,121             --        219,121
Other comprehensive income
  Change in unrealized gains on
     marketable securities                     --            --             --        (32,027)       (32,027)
                                       ----------    ----------     ----------     ----------     ----------
  Comprehensive income                         --            --        219,121        (32,027)       187,094

Contribution to additional paid-in-
  capital                                   4,102            --             --             --          4,102
                                       -----------  -----------   ------------      ---------    -----------

Balance, Sept. 30, 1998               $ 6,240,179   $        --    $(1,617,632)   $    10,059    $ 4,646,307
                                       ==========   ===========   ============      =========     ==========



Nine Months Ended Sept. 30, 1999

Balance, January 1, 1999              $ 6,872,454   $  (603,675)   $(1,325,338)   $      (976)   $ 4,959,016

Net income                                     --            --      2,260,751             --      2,260,751
Other comprehensive income
  Change in unrealized gains on
      marketable securities                    --            --             --        (13,780)       (13,780)
                                            ----- ----------------------------    -----------    -----------
  Comprehensive income                         --            --      2,260,751        (13,780)     2,246,971

Balance, Sept. 30, 1999               $ 6,872,454   $  (603,675)   $   935,413    $   (14,756)   $ 7,205,987
                                       ==========    ==========   ============      =========     ==========


See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine Months Ended September 30,
                                                                                                       1999                  1998
                                                                                                       ----                  ----
Cash Flows from Operating Activities:
    Net income                                                                                    $ 2,260,751           $   219,121
                                                                                               --------------          ------------
    Adjustments to reconcile net income to net cash
      provided by (used in) Operating Activities:
       Realized gain from sale of discontinued operations                                          (2,354,642)                   --
       Depreciation and amortization                                                                  116,424               122,467
       Increase in cash value of life insurance                                                       (24,750)              (24,500)
       Deferred income taxes                                                                         (115,000)                   --
       Change in unrealized gains and realized gains on investments                                   338,276                16,136
       Other                                                                                          (16,976)                   --
    (Increase) decrease in:
       Management, distribution and service fees receivable                                            87,744                17,102
       Interest, dividends and other receivables                                                     (100,030)               49,557
       Prepaid expenses and other assets                                                              292,500                 4,858
       Other                                                                                           43,763                  (252)
    Increase (decrease) in:
       Accounts payable                                                                                13,312               (84,781)
       Accrued professional fees                                                                     (284,802)               40,754
       Accrued other expenses                                                                          37,307               (21,746)
       Accrued payroll and other related costs                                                       (907,592)               20,080
       Income taxes payable                                                                            86,428                    --
       Other                                                                                           17,607                  (572)
                                                                                            -----------------     -----------------
Total adjustments                                                                                  (2,770,431)              139,103
                                                                                               --------------       ---------------
    Net cash provided by (used in) Operating Activities                                              (509,680)              358,224
                                                                                              ---------------       ---------------

Cash Flows from Investing Activities:
    Proceeds from sale of discontinued operations (net of cash)                                     5,752,254                    --
    Proceeds from sales of investments                                                                202,368               424,920
    Purchases of investments                                                                       (1,845,367)             (203,412)
    Capital expenditures                                                                              (49,530)             (562,249)
    Purchases of equipment                                                                            (13,067)              (63,485)
                                                                                              ---------------       ---------------
     Net cash provided by (used in) Investing Activities                                            4,046,658              (404,226)
                                                                                               --------------        --------------

Cash Flows from Financing Activities:
    Capitalized lease obligations                                                                      (4,749)              (12,754)
    Contribution to additional paid-in-capital                                                             --                 4,102
                                                                                           ------------------      ----------------
    Net cash used in Financing Activities                                                              (4,749)               (8,652)
                                                                                             ----------------       ---------------

    Net increase (decrease) in cash and cash equivalents                                            3,532,229               (54,654)

Cash and cash equivalents:
    At beginning of period                                                                          1,403,931               312,633
                                                                                                -------------         -------------
    At end of period                                                                              $ 4,936,160           $   257,979
                                                                                                 ============          ============

Supplemental                        disclosure:  The Company  paid $0 and $8,990
                                    in Federal income taxes during the nine months ended September 30, 1999 and 1998, respectively.

                                    The Company paid  approximately $50 and $700
                                    in interest  expense  during the nine months
                                    ended   September   30,   1999   and   1998,
                                    respectively.

See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)

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

     BASISOF PRESENTATION
          The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Substantially all intercompany accounts and transactions have been eliminated.

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

     CASH AND CASH EQUIVALENTS
          Investments in money market funds are considered to be cash equivalents. At September 30, 1999 and December 31, 1998, the Company and subsidiaries had invested approximately $4,549,400 and $1,378,700, respectively, in an affiliated money market fund.

     MARKETABLE SECURITIES
          The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available- for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiaries are valued at market with unrealized gains and losses included in earnings.

     BROKERAGE  INCOME  AND  EXPENSES
          Brokerage commission and fee income and clearing and brokerage expenses of the discontinued operations, BBSI are recorded on a settlement date basis. The difference between recording such income and expenses on a settlement date basis as opposed to trade date, as required by generally accepted accounting principles, is not material to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)

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

     REAL ESTATE  HELD  FOR  INVESTMENT  AND  EQUIPMENT
          Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over a period up to 30 years. At September 30, 1999 and December 31, 1998, accumulated depreciation amounted to $147,900 and $92,400, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At September 30, 1999 and December 31, 1998, accumulated depreciation amounted to approximately $786,600 and $908,400, respectively.

     EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
          The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At September 30, 1999 and December 31, 1998, accumulated amortization amounted to approximately $541,100 and $662,100, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

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

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)

     COMPUTATION OF AVERAGE AND DILUTED SHARES
          The Company applies Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is  computed  using the  weighted  average  number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                              3 months ended Sept. 30,            9 months ended Sept. 30,
                                                             ------------------------             -------------------------
                                                                 1999              1998             1999                  1998
                                                                 ----              ----             ----                  ----

 Numerator for basic and diluted earnings per share:
     Net income                                           ($ 139,147)        $ (57,365)         $2,260,751             $ 219,121
                                                          ===========        ==========         ==========             =========

 Denominator:
     Denominator for basic earnings per share -
         weighted-average shares                           1,655,017         1,370,017           1,655,017             1,370,017
     Effect of dilutive securities:
         Employee Stock Options                               18,960            45,788              29,588                83,314
                                                          ----------        ----------           ---------             ---------
 Denominator for diluted earnings per share -
     adjusted weighted - average shares and
         assumed conversions                               1,673,977         1,415,805           1,684,605             1,453,331
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
                                                        Nine Months Ended
                                                Sept. 30, 1999    Sept. 30, 1998
                                                --------------    --------------
 Revenues                                            $ 748,786        $1,770,195
 Expenses                                              733,537        1,898,570
                                                    -----------      -----------
 Income (loss) from discontinued operations             15,249         (128,375)
                                                   ------------    -------------

 Gain on sale of discontinued operations:
     Proceeds, net of basis                           5,500,000               --
     Professional fees                                (222,021)               --
     Closing bonuses                                  (868,586)               --
     Income taxes                                    (2,070,000)              --
                                                     -----------
         Total gain on sale                          $2,339,393               --

             Total income (loss) from discontinued
                  operations                         $2,354,642      $ (128,375)
                                                     ===========     ===========

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)

3.      MARKETABLE SECURITIES

        At September 30, 1999, marketable securities consisted of:
                                                                                                     Market Value

            Securities held by broker/dealer subsidiary - marked to market
                Funds managed by the Company                                                          $ 1,409,618
                Equity securities                                                                           2,156
                                                                                                    -------------
                Total securities held by broker/dealer subsidiary (cost $1,833,355)                     1,411,774
                                                                                                     ------------

            Other companies
                Available-for-sale securities - marked to market
                    Equity securities and unaffiliated mutual funds (cost-$264,582)                       249,826
                                                                                                     ------------
                                                                                                      $ 1,661,600

        At December 31, 1998, marketable securities consisted of:

            Securities held by broker/dealer subsidiary - marked to market
                Funds managed by the Company (cost $159,882)                                          $   128,945
                                                                                                      -----------
            Other companies
                Available-for-sale securities - marked to market
                    Funds managed by the Company                                                            2,268
                    Equity securities and unaffiliated mutual funds                                       222,172
                        Total available-for-sale securities (cost - $225,416)                             224,440
                                                                                                     ------------
                                                                                                      $   353,385

4.      LEASE COMMITMENTS

        The Company has a lease for approximately 7,600 square feet of office space. The rent is approximately $138,000 per annum plus $20,600 per annum for electricity. Such lease expires on December 31, 1999. On November 8, 1999, the Company signed a new lease for approximately 3,800 square feet of office space. The terms on the new lease are for 2 years beginning January 1, 2000. The rent is approximately $92,000 per annum plus $11,400 per annum for electricity.

5.      REAL ESTATE

        The Company owns an office building which is approximately 90% leased to
        various  tenants.   Future  minimum  lease  payment   receivables  under
        noncancellable leasing arrangements are as follows:

            Three months ended December 31, 1999               $   42,400
            Year ending December 31,
            ------------------------
            2000                                                  189,100
            2001                                                  206,600
            2002                                                  192,800
            2003                                                  161,600
            2004 - 2008                                           797,000
                                                             ------------
            Net minimum future lease receipts                  $1,589,500
                                                               ==========

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)

6       SHAREHOLDERS' EQUITY

        The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of September 30, 1999 and December 31, 1998, none of the Preferred Stock was issued.

7.      NET CAPITAL REQUIREMENTS

        The Company's broker/dealer subsidiary, ISC is a member firm of the National Association of Securities Dealers, Inc. and is registered with the Securities and Exchange Commission as a broker/dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), such broker/dealer must maintain minimum net capital, as defined, of not less than $25,000, when engaged solely in the sale of redeemable shares of registered investment companies, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At September 30, 1999, ISC had net capital of approximately $947,400; net capital requirement of $25,000; excess net capital of approximately $922,400; and a ratio of aggregate indebtedness to net capital were .18 to 1.

8.      STOCK OPTIONS

        On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996, in October 29, 1997 increasing the maximum number of options to 450,000, and in March 1999 increasing the maximum number of options to
        600,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. Two of the non-employee directors were granted 10,000 options each on December 6, 1995 and 5,000 options each on October 29, 1997. The new non-employee director was granted 10,000 options on September 8, 1998. In September 1999, the three non-employee directors were granted 10,000 options each. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed five years.

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

                                   Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,

                                         1999          1998           1999         1998
                                         ----          ----           ----         ----

Net income (loss):   As reported    $(139,147)     $(57,365)    $2,260,751     $219,121
                     Proforma       $(218,614)     $(64,923)    $2,018,140     $179,701
Earnings per share
  Basic:             As reported        $(.08)        $(.04)         $1.37         $.16
                     Proforma           $(.13)        $(.05)         $1.22         $.13

  Diluted:           As reported        $(.08)        $(.04)         $1.34         $.15
                     Proforma           $(.13)        $(.05)         $1.20         $.12

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999: expected volatility of 83.94%, risk-free interest rate of 5.23% and expected life of three years.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)

        A summary of the status of the Company's stock option plans as of September 30, 1999 and December 31, 1998, and changes during the periods ending on those dates is presented below:
                                                                        Weighted
                                                  Number                 Average
                                                    of                  Exercise
            Stock Options                         Shares                   Price
                                                 -------             -----------
            Outstanding at December 31, 1997     412,000                   $2.21
                Granted                           12,000                   $1.81
                Exercised                       (285,000)                  $2.25
                Canceled                         (20,000)                  $2.64
            Outstanding at December 31, 1998     119,000                   $2.05
                Granted                          280,000                   $2.98
                Canceled                        (160,000)                  $3.27
            Outstanding at September 30, 1999    239,000                   $2.32
                                                --------

        In September 1999, the Company canceled 125,000 previously issued stock options. The exercise prices of the canceled stock options were $3.36 to $3.69. In September 1999, the Company granted 155,000 stock options with exercise prices of $2.38 to $2.61.

        There were 197,000 and 97,000 options exercisable at September 30, 1999 and December 31, 1998 with a weighted-average exercise price of $2.34 and $1.99, respectively. The weighted-average fair value of options granted was $1.34 and $0.94 for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

          The  following  table  summarizes   information  about  stock  options
          outstanding at September 30, 1999:

                                       Options Outstanding
                                         Weighted-Average
      Range of           Number            Remaining           Weighted-Average
 Exercise Prices       Outstanding     Contractual Life         Exercise Price
 ---------------       -----------    -------------------   --------------------
 $1.75   - $1.8125          22,000            2.7 years                $1.78
 $1.875 - $2.475           130,000            3.7 years                $2.22
 $2.6125   - $3.00          87,000            4.9 years                $2.62


        In connection with the exercise of options for 270,000 shares in 1998, the Company received from certain officers, cash representing par value per share and the balance with notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at September 30, 1999 and December 31, 1998 was $603,675, which was classified as "notes receivable for common stock issued."

9.      PENSION PLAN

        The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the nine months ended September 30, 1999 and September 30, 1998 were approximately $24,700 and $37,700, respectively.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)

10.     INCOME TAXES

        The provision for income taxes for the nine months ended September 30, 1999 and 1998 are as follows:

                                                        1999              1998
                                                        ----              ----
             State and local                     $    (1,883)         $ 19,236
             Federal                                  (5,650)            8,990
                                                -------------       ----------
                                                      (7,533)           28,226
             From discontinued operations           2,070,000               --
                                                   $2,062,467         $ 28,226
                                                  ===========         ========

        Deferred tax assets (liabilities) are comprised of the following at September 30, 1999 and December 31, 1998:


                                                1999             1998
                                                ----             ----
Unrealized loss (gain) on investments       $130,000        $  12,400
Depreciation                                  10,000           10,000
Accrued expenses                                  --           40,000
Net operating loss carryforwards                  --          153,000
                                          ----------         --------
   Total deferred tax assets                 140,000          215,400
Deferred tax asset valuation allowance            --               --
   Net deferred tax assets                  $140,000         $215,400
                                            ========         ========

        Due to the sale of BBSI, the net operating loss carryforwards will be fully realized in 1999.

11.     RELATED PARTIES

        All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non- interested directors. Shareholder administration fees represent reimbursement of costs incurred by subsidiaries of the Company on behalf of the open-end Funds. Such reimbursement amounted to $0 and $233,344 for the nine months ended September 30, 1999, and 1998, respectively. During the nine months ended September 30, 1999 and 1998, the Funds paid approximately $153,500 and $115,500, respectively, for co-transfer agent services to ISC, which paid such amounts to certain brokers for performing such services. Such amounts are included in management, distribution, service and administrative fees in the consolidated financial statements. Fees for administrative services provided to the Funds were $109,012 and $96,757 for the nine months ended September 30, 1999 and September 30, 1998, respectively.

        In connection with investment management services, the Company's investment managers, CEF, MMC and RAI waived or reimbursed management fees to the Funds in the amount of $220,056 and $168,731 for the nine months ended September 30, 1999 and 1998, respectively. Certain officers of the Company also serve as officers and/or directors of the Funds.

        Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of September 30, 1999, the policy had a cash surrender value of approximately $166,800 and is included in other assets in the balance sheet.

        BBSI, the Company's former affiliated discount brokerage subsidiary, received brokerage commissions of approximately $17,100 and $85,000 from the Funds for the nine months ended September 30, 1999 and 1998, respectively.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)

12.     CONTINGENCIES

        From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of September 30, 1999, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------

          Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

        Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, assets under management will decline and shareholder redemptions may occur, either by transfer out of the open-end equity Funds and into the money market fund, which has lower management and distribution fee rates, or by transfer out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 11 of the financial statements.

        Total revenues increased $70,149 or 8% due to increases in real estate rental income, consulting fees, dividends, interest, and other. Rental income increased by $40,531 due to additional tenants in 1999. In the third quarter of 1999, the Company earned $50,000 in consulting fees from BBSI. Dividends, interest and other income increased $105,686 due to higher earnings from the Company's investments. In addition, the Company received $25,000 in connection with the sale of certain name rights. Management, distribution and shareholder administration fees decreased $126,068 or 15% due to lower net assets under management. In addition, effective January 1999, the Company discontinued shareholder administration services to the Funds. Net assets under management were approximately $274 million at December 31, 1997, $301 million at March 31, 1998, $278 million at June 30, 1998, $261 million at September 30, 1998, $258 million at December 31, 1998, $248 million at March 31, 1999, $242 million at June 30, 1999, and $249 million at September 30, 1999. The Company had net realized and unrealized losses of $394,106 from the Company's investments in Funds managed by the Company and equity securities, primarily $384,317 from the decline in market value of its 16% interest in Bexil Corporation, the closed end fund managed by a Company subsidiary that trades on the American Stock Exchange (symbol BXL).

        Total expenses decreased $102,033 or 12%. General and administrative expenses decreased $122,944 or 21% which was primarily due to lower compensation costs. Expense reimbursements to the Funds increased $11,802 or 21% due to higher waivers of management fees in certain Funds. Marketing expenses increased $5,842 or 5%. Subadvisory fees decreased $6,404 or 15% because of the lower net assets in the Midas Fund. Professional fees increased $4,142. Net loss from continuing operations for the period was $139,147 or $.08 per share as compared to a net loss of $14,572 or $.01 per share for 1998. Income from discontinued operations for the period was $0 as compared to a net loss from discontinued operations of $42,793 or $.03 per share for 1998. Net loss for the period was $139,147 or $.08 per share for the period as compared to a net loss of $57,365 or $.04 per share for 1998.

        The following table summarizes the Funds' assets under management on which the Company earns its fees:


                                 September, 30,1999             December 31,1998
Midas Fund                              $88,699,000                  $87,841,000
Midas Special Equities Fund              31,076,000                   36,807,000
Midas Magic                                 541,000                      548,000
Midas U.S. and Overseas Fund              6,233,000                    7,340,000
Midas Investors                           5,785,000                    6,293,000
Dollar Reserves                          66,802,000                   65,535,000
Global Income Fund                       29,205,000                   30,100,000
Tuxis Corporation                        11,209,000                   12,512,000
Bexil Corporation                         9,495,000                   10,921,000
                                   ----------------              ---------------
  Total assets under management       $ 249,045,000                $ 257,897,000
                                      =============                =============

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998
----

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

        Total revenues decreased $182,950 or 6% which was primarily due to a decrease in management, distribution and shareholder administration fees of $554,314 or 20% reflecting lower net assets under management. In addition, effective January 1999, the Company discontinued shareholder administration services to the Funds. Net assets under management were approximately $274 million at December 31, 1997, $301 million at March 31, 1998, $278 million at June 30, 1998, $261 million at September 30, 1998, $258 million at December 31, 1998, $248 million at March 31, 1999, $242 million at June 30, 1999 and $249 million at September 30, 1999. Rental income increased $133,740. The increase was attributable to additional tenants in 1999 and the commencement of rentals in May 1998. In 1999, the Company earned $100,000 in consulting fees from BBSI. Dividends, interest and other income increased $137,624 due to higher earnings from the Company's securities investments. In addition, the Company received $25,000 in connection with the sale of certain name rights. The Company had net realized and unrealized losses of $338,276 from the Company's investments in Funds managed by the Company and equity securities, primarily $406,973 from the decline in market value of its 16% interest in Bexil Corporation, the closed end fund managed by a Company subsidiary that trades on the American Stock Exchange (symbol BXL).

        Total expenses decreased $8,036 or 1%. General and administrative expenses decreased $63,572 or 4%. Expense reimbursements to the Funds increased $113,798 or 107% due to higher waivers of management fees in certain Funds. Marketing expenses decreased $36,039 or 9% due to lower payments to other brokers for distributing the Company's open-end funds. Subadvisory fees decreased $61,572 or 34% because of the lower net assets in the Midas Fund. Professional fees increased $8,488 or 6%. Net loss from continuing operations for the period was $93,891 or $.06 per share as compared to net income of $347,496 or $.24 diluted earnings per share for 1998. Net gain from discontinued operations for the period was $2,354,642, which included income from operations of $15,249, or $1.40 diluted earnings per share as compared to a net loss from discontinued operations of $128,375 or $.09 per share for 1998. Net income for the period was $2,260,751 or $1.34 diluted earnings per share for the period as compared to net income of $219,121 or $.15 diluted earnings per share for 1998.

Liquidity and Capital Resources
-------------------------------

        The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                              September 30, 1999              December 31, 1998
                              ------------------              -----------------
        Working Capital               $4,847,889                     $2,371,234
        Total Assets                  $9,378,441                     $5,315,147
        Long Term Debt            $           --                 $           --
        Shareholders' Equity          $7,205,987                     $4,959,016

        Working  capital,   total  assets  and  shareholders'  equity  increased
$2,476,655, $4,063,294, and $2,246,971, respectively for the nine months ended September 30, 1999 primarily as a result of the sale of BBSI.

        As discussed previously, significant changes in the securities markets can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.

Effects of Inflation and Changing Prices
----------------------------------------

        Since the Company derives most of its revenues from acting as the investment manager and distributor of investment companies and from general investments, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenue from continuing operations.

Year 2000
---------

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

Forward Looking Information
---------------------------

      Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-Q Quarterly Report, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward- looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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


                           WINMILL & CO. INCORPORATED



Dated: November 12, 1999          By:    /s/ Joseph Leung
                                         ---------------------------------------
                                         Joseph Leung
                                         Treasurer, Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: November 12, 1999          By:    /s/ Basset S. Winmill
                                         ---------------------------------------
                                         Bassett S. Winmill
                                         Chairman of the Board,
                                         Director


Dated: November 12, 1999          By:    /s/ Robert D. Anderson
                                         ---------------------------------------
                                         Robert D. Anderson
                                         Vice Chairman, Director


Dated: November 12, 1999          By:    /s/ Thomas B. Winmill
                                         ---------------------------------------
                                         Thomas B. Winmill, Esq.
                                         President,
                                         General Counsel, Director


Dated: November 12, 1999          By:
                                         ---------------------------------------
                                         Charles A. Carroll, Director


Dated: November 12, 1999          By:
                                         ---------------------------------------
                                         Edward G. Webb, Jr., Director


Dated: November 12, 1999          By:
                                         ---------------------------------------
                                         Mark C. Jones, Director