Form 10-K
period 1999-12-31
WINMILL & CO INC
filed 2000-03-30
CIK 52234

As filed with the Securities and Exchange Commission on March 30, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                                   (Mark One)
             X Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended December 31, 1999
                                       or
            Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]

             For the Transition Period From __________ to __________

                          Commission File Number 0-9667
                           WINMILL & CO. INCORPORATED,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No voting stock was held by non-affiliates of the registrant as of March 15, 2000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2000:

Class A Non-Voting Common Stock, par value $.01 per share - 1,635,017 shares Class B Voting Common Stock, par value $.01 per share - 20,000



                                     PART I


ITEM                                                                        PAGE

   1.    Business                                                              2

   2.    Properties                                                            5

   3.    Legal Proceedings                                                     6


                                     PART II

   4.    Submission of Matters to a Vote of Security Holder                    7

   5.    Market for Company's Common Equity and Related Stockholder Matters    7

   6.    Selected Financial Data                                               7

   7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

   8.    Financial Statements and Supplementary Data                          12

   9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               29


                                    PART III

  10.    Directors and Executive Officers                                     30

  11.    Executive Compensation                                               32

  12.    Security Ownership of Certain Beneficial Owners and Management       39

  13.    Certain Relationships and Related Transactions                       39


                                     PART IV

  14.    Exhibits, Consolidated Financial Statements and Schedules,
            and Reports on Form 8-K                                           40












                                     PART I


Item 1.    Business

Winmill & Co. Incorporated, formerly Bull & Bear Group, Inc., a Delaware corporation (the "Company"), is a holding company with five principal subsidiaries: CEF Advisers, Inc., formerly Bull & Bear Advisers, Inc. ("CEF"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Performance Properties, Inc. ("Performance Properties") and Hanover Direct Advertising Company, Inc. ("Hanover Direct"). On April 1, 1999, the Company changed its name to Winmill & Co. Incorporated and Bull & Bear Advisers, Inc. changed its name to CEF Advisers, Inc.

On March 31, 1999, the Company sold the outstanding stock of Bull & Bear Securities, Inc. ("BBSI"), to a wholly-owned subsidiary of Royal Bank of Canada. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries agreed to change their names. In connection with the BBSI Sale, Royal Bank has agreed that it will cause, for the three-year period following the closing, BBSI to offer exclusively Dollar Reserves to its customers as the sole money market fund into which cash balances held by BBSI's customers may be swept on a daily basis for so long as certain conditions are met, including certain performance rankings by the Fund, in consideration of a monthly fee equal to one-twelfth of 0.25% of the aggregate average daily amount of such balances. Further, the Company has agreed to provide, or to cause its subsidiaries to provide, to BBSI for a period of three years following the closing, certain services with respect to the operation of a securities brokerage business for a monthly administrative fee of $16,666.67, subject to certain conditions.

MMC and CEF act as investment managers to open-end and closed-end management investment companies (the "Funds") registered under the Investment Company Act of 1940 (the "Act"). The open-end Funds are: Dollar Reserves, Inc., Midas Fund, Inc.; Midas Investors Ltd.; Midas Magic, Inc., Midas Special Equities Fund, Inc. and Midas U.S. and Overseas Ltd. The closed-end funds are: Bexil Corporation, Global Income Fund, Inc. and Tuxis Corporation.

ISC was organized in 1985 and is registered with the SEC as a broker/dealer and is a member of the NASD. ISC acts as the principal distributor for the open-end Funds.

Performance Properties was organized in 1994 to purchase and renovate suburban office buildings.

Hanover Direct was organized in 1988 and acts as an advertising agency, which places advertising for ISC on behalf of the Funds. Currently, the commission revenue generated by Hanover Direct from ISC represents a recapture of sums paid for advertising and, rather than additional income, represents a reduction in advertising expense of ISC. Hanover Direct has not performed any work for unaffiliated clients.

The Company has granted the Funds and its subsidiaries a non-exclusive license to use certain service marks owned by the Company, under certain terms and conditions on a royalty free basis. Such license may be withdrawn from a Fund in the event the investment manager of the Fund is not a subsidiary of the Company or in other cases, at the discretion of the Company.

Investment Management Business

The Company is engaged, through its subsidiaries, in the business of managing investment companies registered under the Act. The Funds and their respective net assets as of December 31, 1999 were as follows:

      Bexil Corporation                                         $      9,771,000
      Dollar Reserves, Inc.                                           64,250,000
      Global Income Fund, Inc.                                        29,060,000
      Midas Fund, Inc.                                                71,820,000
      Midas Investors Ltd.                                             5,045,000
      Midas Magic, Inc.                                                  857,000
      Midas Special Equities Fund, Inc.                               41,629,000
      Midas U.S. and Overseas Ltd.                                     9,881,000
      Tuxis Corporation                                               12,142,000

         Total Net Assets                                        $   244,455,000

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

Drastic material declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, assets under management will decline and shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market Fund, Dollar Reserves, which has lower management and distribution fee rates than the equity Funds, or by redemptions out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to the expense limitations described below.

In general, investment management services are rendered to the Funds pursuant to written contractual agreements. Such agreements relate to the general management of the affairs of each Fund, in addition to supervising the acquisition and sale of each Fund's portfolio investments. As provided in the agreements, CEF and MMC may receive management fees ranging from 0.4% to 1.0% per annum of the Funds' average daily net assets. The Act requires that such contractual agreements be initially approved by the Funds' Board of Directors, including a majority of all of the directors who are not "interested persons" (as defined in the Act), and by the vote of a majority of the outstanding shares of the Fund (as defined in the Act). Agreements, if approved, may be for a term of up to two years, and thereafter their continuance must be approved at least annually by a majority of the directors of the Fund, including a majority of those directors of the Fund who are not "interested persons", or by such a vote of "disinterested" directors and the vote of a majority of the outstanding shares of the Fund. In addition, all such agreements are subject to termination on 60 days' notice by majority vote of the Board of Directors or the shareholders and are subject to automatic termination in the event of assignment. Depending on the assets of the Fund involved and other factors, the termination of any of the agreements for investment management services between any of the Funds, CEF, and MMC may have a serious adverse impact upon the Company.

Pursuant to contracts with these Funds, CEF and MMC are entitled to management fees, which are received monthly and are based on annual percentages of the average daily or average weekly net assets of the Funds. Under the contracts, CEF and MMC are required to reimburse the Funds for certain expenses to the extent that such expenses exceed limitations prescribed by any state in which shares of the Funds are qualified for sale, although currently the Funds are not subject to any such limits. In addition, from time to time CEF and MMC may waive or reimburse management fees to increase a Fund's performance. MMC had entered into a subadvisory agreement with respect to Midas Fund, Inc. MMC, not the respective Fund, paid the Subadviser, Lion Resource Management Limited, based upon the net fees, performance and net assets of the Fund. The subadvisory agreement was terminated on November 30, 1999.

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

Bexil Corporation, Global Income Fund and Tuxis Corporation each converted from an open-end investment company to a closed-end investment company in October 1996, November 1996, and February 1997, respectively, pursuant to the vote of the Fund's shareowners. As a consequence, their shares now trade on the American Stock Exchange under the symbols BXL, GIF and TUX, respectively. Upon conversion, the Distribution, 12b-1 Plan, and Shareholder Administration Agreements between the respective Fund and ISC were terminated and substantially similar Investment Management Agreements between CEF and each Fund were approved.

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

CEF and MMC are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. ISC is registered with the SEC as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the NASD. The Funds are registered with the SEC under the Act. The activities of CEF and MMC and of the Funds are subject to regulation under Federal and state securities laws. The provisions of these laws, including those relating to the contractual arrangements between the Funds and their investment manager, are primarily designed to protect the shareholders of the Funds and not the shareholders of the Company.

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

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds; fluctuations in the financial markets resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment products as compared to competing products and market indices; the expense ratios and fees of the Company's sponsored products and services; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management fees at current levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment products; the ability of the Company to contract with the Funds for payment for administrative services offered to the Funds and Fund shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income from the Company's investment portfolio.

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

Item 2.    Properties

The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The approximate area of the office is 3,800 square feet. The rent is approximately $92,000 per annum plus $11,400 per annum for electricity. The lease expires on December 31, 2001 and is cancelable at the option of the Company on three months' notice.

Performance Properties purchased land and a two story office building located in Red Bank, New Jersey in 1994. The building consists of approximately 13,000 square feet. The building was purchased for cash, has no mortgage. The first floor of the building is currently being rented under a ten-year lease to a tenant. The current rent is approximately $90,000 per annum and increases each year over the life of the lease. Portions of the second floor of the building are currently being rented under a five-year and three-year lease to two tenants. The current rents are approximately $33,000 and $29,000 per annum, respectively, and increase each year over the life of the leases.

Item 3.      Legal Proceedings

A group called Karpus Investment Management ("KIM") at the 1997 annual meeting of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG") sought to elect its slate of nominees in opposition to management and at the 1998 annual meeting of BBG made a counter-solicitation on all management proposals and a solicitation to terminate the investment management agreement. On February 19, 1998, KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005, which was dismissed with prejudice on October 1, 1998. On February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190. On December 22, 1998, KIM filed a lawsuit against BBG in the United States District Court for the District of Maryland Court, 98-CV-4161 and BBG made counterclaims. On May 25, 1999, BBG and KIM announced that they had entered into a settlement of all litigation in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. In connection with the settlement, KIM sold its 12.7% share in the Fund of 95,175 shares to ISC for $12-7/8 per share in July and August 1999.

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1999, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

                                     PART II


Item 4. Submission of Matters to a Vote of Security Holders During Fourth Quarter of the Year Ended December 31, 1999

                                      NONE


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

The Company's Class A Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol WNMLA. The Company's Class B Common Stock has no public trading market. There are approximately 250 holders of record of Class A Common Stock and 1 holder of Class B Common Stock as of December 31, 1999. In addition, there are an indeterminate number of beneficial owners of Class A Common Stock that are held in "street name". No dividends have been paid on either class of Common Stock in the past five years and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Class A Common Stock during each quarterly period over the last two years were as follows:

                                       1999                       1998
                               High           Low          High         Low
First Quarter                 $15-1/4       $2-5/8         $3-1/8      $2-1/8
Second Quarter                $4-1/16       $2-5/8         $3-1/4      $2-3/16
Third Quarter                 $2-3/4        $2             $3-1/2      $1-13/16
Fourth Quarter                $2-5/16       $1-7/8         $3-1/8      $1-5/8


Item 6.    Selected Financial Data

The selected financial data for the five years ended December 31, 1999 is presented on the following pages.

                           WINMILL & CO. INCORPORATED

                      CONSOLIDATED SELECTED FINANCIAL DATA

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                 1999           1998           1997           1996           1995
Revenues:
   Management, distribution and administration fees          $2,855,637      $3,554,725     $4,377,653      $4,922,945    $3,322,348
   Real estate rental income                                    216,271          43,878            -               -               -
   Consulting fee                                               150,000             -              -               -               -
   Realized and unrealized gains (losses) from investments     (250,893)        62,783          83,608         31,216        (3,092)
   Dividends, interest and other                                929,905          58,966         99,149         73,646        101,250
                                                              3,300,920       3,720,352      4,560,410      5,027,807      3,420,506
Expenses:
   General and administrative                                 2,287,472       2,093,323      2,559,080       2,744,021     2,205,725
   Marketing                                                    466,024         531,228        772,201       1,191,639       496,910
   Subadvisory fees                                             147,157         230,954        387,593         705,248        22,496
   Professional fees                                            159,537         177,376        186,320         290,098       413,594
   Amortization and depreciation                                153,702         118,186        106,871         116,151        65,545
                                                              3,213,892       3,151,067      4,012,065       5,047,157     3,204,270
Income (loss) from continuing operations before
   provision for income taxes                                    87,028         569,285        548,345         (19,350)      216,236

Income taxes                                                     38,252          (82,544)       (5,196)        91,248         42,588
Income (loss) from continuing operations                         48,776         651,829        553,541        (110,598)      173,648

Discontinued operations
   Income (loss) from discontinued operations
(net of income taxes)                                         2,479,865        (140,414)        72,184        (209,927)     (16,272)

Net income (loss)                                            $2,528,641         $511,415       $625,725      $(320,525)     $157,376



                                                       1999          1998         1997          1996        1995
Net income (loss) per share of weighted average
   Common Stock outstanding:
      Basic
         Income (loss) from continuing operations       $.03          $.4         $.41         $(.08)       $.11
         Income (loss) from discontinued operations     1.50          (.10)        .05          (.15)       (.01)
         Net income                                    $1.53          $.37        $.46         $(.23)       $.10

      Diluted
         Income (loss) from continuing operations       $.03          $.45        $.38         $(.08)        $.11
         Income (loss) from discontinued operations     1.48          (.10)       .05          (.15)         (.01)
         Net income                                    $1.51          $.35        $.43         $(.23)        $.10

Weighted average shares of Common Stock outstanding:
      Basic                                            1,655,017      1,391,940   1,370,017    1,369,555     1,499,516

      Diluted                                          1,680,757      1,453,472   1,468,252    1,369,555     1,549,815

Total assets                                           $10,090,029    $5,315,147  $4,827,074   $4,273,110   $4,963,792

Long-term obligations                                  $     -        $    -      $7,460       $22,093      $     -

                                            THIS PAGE INTENTIONALLY LEFT BLANK

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1999 Compared to 1998

On December 17, 1998, the Company signed an agreement to sell the outstanding stock of BBSI, the discount brokerage business, to a subsidiary of Royal Bank of Canada. The transaction, which was approved by the regulatory authorities in Canada and the United States, closed on March 31, 1999. The Company received $6 million in proceeds from the sale. At the time of the sale, BBSI had net equity of $500,000. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries changed their names. The Company recorded a gain from the sale of $2,479,865, net of related expenses including professional fees, closing bonuses, and income tax expense.

Total revenues from continuing operations for the year decreased $419,432 or 11.3%. Management and distribution fees decreased $298,721 or 13.5% and $114,688 or 13.6%, respectively. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds. Shareholder administration fees decreased $314,111 or 100.0% because the Company discontinued providing shareholder administration services to the Funds effective January 1999. Net assets under management were approximately $258 million at December 31, 1998, $248 million at March 31, 1999, $242 million at June 30, 1999, $249 million at September 30, 1999 and $244 million at December 31, 1999.

Rental income increased $172,393 or 393%. The increase was attributable to additional tenants in 1999 and the commencement of rentals in May 1998. In 1999, the Company earned $150,000 in consulting fees from BBSI in connection with the sale. Dividends, interest and other income increased $270,939 or 459% due to higher earnings from the Company's investments which increased as a result of the proceeds from the sale of BBSI. The Company had net realized and unrealized losses of $250,893 from the Company's marketable securities which included certain investments in Funds managed by the Company. The losses included $413,369 from the decline in market value of the Company's 20% interest in Bexil Corporation, the closed end fund managed by the Company.

Total expenses increased $62,825 or 2%. General and administrative expenses increased $45,709 or 2%. Marketing expenses decreased $65,204 or 12% due to lower payments to other brokers for distributing the Company's open-end funds. Expense reimbursements to the Funds increased $148,440 or 82% due to higher waivers of management and distribution fees in certain Funds. Subadvisory fees decreased $83,797 or 36% because net assets were lower in Midas Fund and the subadvisory agreement with Lion Resources was terminated in November 1999. Professional fees decreased $17,839 or 10%. Depreciation and amortization expense increased $35,516 or 30% due to higher depreciation expense from the rental property.

Net income from continuing operations for the period was $48,776 or $.03 per share on a diluted basis as compared to net income of $651,829 or $.45 per share on a diluted basis for 1998. Net gain from discontinued operations for the period was $2,479,865, which included income from operations of $15,249, or $1.48 per share on a diluted basis as compared to a net loss from discontinued operations of $140,414 or $.10 per share on a diluted basis for 1998.

Net income for the period was $2,528,641 or $1.51 per share on a diluted basis for the period as compared to net income of $511,415 or $.35 per share on a diluted basis for 1998.

1998 Compared to 1997 Total revenues for the year decreased $840,058 or 18.4%. Management and distribution fees decreased $669,517 or 23.2% and $299,372 or 26.2%, respectively, and shareholder administration fees increased $27,988 or 9.8%. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds from which these revenues are generated. Shareholder administration fees represent reimbursement for actual expenses incurred. Such fees increased as the costs for providing these services increased. The Funds paid $210,111 to the Company for recordkeeping services, which paid such amounts to certain brokers for performing such services. Net assets under management were approximately $274 million at December 31, 1997, $301 million at March 31, 1998, $278 million at June 30, 1998, $261 million at September 30, 1998 and $258 million at December 31, 1998. Dividends, interest and other income decreased $17,130 or 9.4%, primarily due to lower earnings on the Company's investments.

Total expenses, including income taxes decreased $938,346 or 23.4% for the year. General and administrative expenses decreased $30,410 or 1.6%. Marketing expenses decreased $240,973 or 31.2% due to lower marketing costs for Midas Fund. Expense reimbursements to the Funds decreased $435,347 or 70.7% due to the expiration of the contractual expense reimbursement on August 29, 1997 for Midas Fund. Subadvisory fees decreased $156,639 or 40.4% because of lower net assets in Midas Fund. Professional fees decreased $8,944 or 4.8%. Amortization and depreciation increased $11,315 or 10.6% for the year. Income taxes decreased $77,348 or 1,488.6% due to the reversal of the deferred tax asset valuation allowance account.

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

                                               December 31,
                                   1999             1998              1997
   Working Capital             $  5,354,818     $2,371,234        $2,662,917
   Total Assets                $ 10,090,029     $5,315,147        $4,827,074
   Long-Term Debt              $    -           $    -            $    7,460
   Shareholders' Equity        $  7,838,635     $4,959,016        $4,455,111

For the year ended 1999, working capital, total assets and shareholders' equity increased $2,983,584, $4,774,882 and $2,879,619, respectively.

Working capital and total assets increased primarily due to the income from the sale of BBSI. The increase in shareholders' equity was primarily the result of the net income for 1999 of $2,528,641 and the increase in unrealized capital gains on marketable securities of $350,978.

For the year ended 1998, total assets and shareholders' equity increased $488,073 and $503,905, respectively. Working capital and long-term debt decreased $291,683 and $7,460, respectively. 10 Working capital decreased due to expenditures in capital improvements on the real estate held for investment. The increase in shareholders' equity was primarily the result of the net income for 1998 of $511,415 and the exercise of the stock options for $639,227 offset by the decrease in unrealized capital gains on marketable securities of $43,062 and the issuance of the notes receivable for common stock issued for $603,675. There were $71,267 of realized capital gains during 1998, which were included in net income of $511,415. Total assets increased primarily as a result of the net income for the year offset by the decrease in unrealized capital gains on marketable securities of $43,062. Long-term debt decreased due to payments on the capitalized lease obligations.

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

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources. This includes the restrictions placed on the transfer of funds to the Company ISC as a result of its regulatory net capital requirements. At December 31, 1999, the amount subject to these restrictions was $58,300 or 0.6% of total assets.

Effects of Inflation and Changing Prices

Since the Company derives revenue from investment management, distribution and shareholder administration services from the Funds and from discount brokerage services, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenues from continuing operations.

                                                            11
Item 8.    Financial Statements and Supplementary Data

Financial Statements required by Regulation S-X and Supplementary Financial Information required by Regulation S-K are presented herein.


                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Certified Public Accountants                            13

Consolidated Balance Sheets,
   December 31, 1999 and 1998                                                 14

Consolidated Statements of Income,
   Years ended December 31, 1999, 1998 and 1997                               15

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 1999, 1998 and 1997                               16

Consolidated Statements of Cash Flows,
   Years ended December 31, 1999, 1998 and 1997                               17

Notes to Consolidated Financial Statements                                    19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders of
Winmill & Co. Incorporated


We have audited the accompanying consolidated balance sheets of Winmill & Co. Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winmill & Co.
Incorporated and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                            TAIT, WELLER & BAKER

Philadelphia, Pennsylvania
February 11, 2000

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                                          1999           1998
                                     ASSETS

Current Assets:
   Cash and cash equivalents                            $2,560,093    $1,403,931
   Marketable securities (Note 3)                        4,600,928       353,385
   Management, distribution and other fees receivable      272,800       257,313
   Interest, dividends and other receivables                43,429       205,786
   Prepaid expenses and other current assets               128,962       506,950
      Total Current Assets                               7,606,212     2,727,365
Real estate, net                                         1,325,693     1,198,173
Equipment, furniture and fixtures, net                     102,702       209,339
Excess of cost over net book value of subsidiaries, net    650,001       688,687
Deferred income taxes (Note 10)                            140,000       215,400
Other assets                                               265,421       276,183
                                                         2,483,817     2,587,782
      Total Assets                                     $10,090,029    $5,315,147

                       LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:
   Accounts payable                                     $   201,926   $  104,934
   Accrued professional fees                                 75,055      143,025
   Accrued payroll and other related costs                   72,049       64,667
   Accrued income taxes                                   1,866,600          -
   Accrued other expenses                                    25,928       28,920
   Current portion of capitalized lease obligation              -          4,749
   Other current liabilities                                  9,836        9,836
      Total Current Liabilities                           2,251,394      356,131
Contingencies (Note 11)                                         -            -
Shareholders' Equity (Notes 3, 6, 7, and 8)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,635,017 shares issued and outstanding                16,351       16,351
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                      200          200
   Additional paid-in capital                             6,872,454    6,872,454
   Retained earnings (deficit)                            1,203,303  (1,325,338)
   Notes receivable for common stock issued               (603,675)    (603,675)
   Accumulated other comprehensive income                   350,002        (976)
      Total Shareholders' Equity                          7,838,635    4,959,016
      Total Liabilities and Shareholders' Equity        $10,090,029   $5,315,147

See accompanying notes to consolidated financial statements.

                                                                              14
                           WINMILL & CO. INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31,

                                                        1999              1998             1997

Revenues:
   Management, distribution, service, and
       administrative fees                          $2,855,637        $3,554,725        $4,377,653
   Real estate rental income                           216,271            43,878              -
   Consulting fee                                      150,000              -                 -
   Realized and unrealized gains (losses)
      from investments                                (250,893)           62,783            83,608
   Dividends, interest and other                       329,905            58,966            99,149
                                                     3,300,920         3,720,352         4,560,410
Expenses:
   General and administrative                        1,958,636         1,912,927         1,943,337
   Marketing                                           466,024           531,228           772,201
   Expense reimbursements to the Funds (Note 11)       328,836           180,396           615,743
   Subadvisory fees                                    147,157           230,954           387,593
   Professional fees                                   159,537           177,376           186,320
   Amortization and depreciation                       153,702           118,186           106,871
                                                     3,213,892         3,151,067         4,012,065
Income from continuing operations
   before income taxes                                  87,028           569,285           548,345
Income taxes (benefit) (Note 10)                        38,252          (82,544)           (5,196)
Income from continuing operations                       48,776           651,829           553,541
Discontinued Operations:
   Income (loss) from discontinued operations
      (net of income taxes) (Note 2)                 2,479,865         (140,414)            72,184
Net Income  $                                        2,528,641          $511,415          $625,725

Per Share Data:
   Basic
      Income from continuing operations                  $ .03             $ .47             $ .41
      Income (loss) from discontinued operations          1.50             (.10)               .05
      Net income                                         $1.53             $ .37             $ .46
   Diluted
      Income from continuing operations                  $ .03             $ .45             $ .38
      Income (loss) from discontinued operations          1.48             (.10)               .05
      Net income                                         $1.51             $ .35             $ .43

Average Shares Outstanding:
   Basic                                             1,655,017         1,391,940         1,370,017
   Diluted                                           1,680,757         1,453,472         1,468,252

See accompanying notes to consolidated financial statements.

                                                                              15

                           WINMILL & CO. INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1999, 1998 and 1997



               Number of Shares                                                                          Amount
                                                                                                         Notes
                                                                                                      Receivable
                                                                                                          For
                                                                                    Additional           Common             Retained
                                       Class A    Class B    Class A     Class B      Paid-In            Stock              Earnings
                                        Common    Common      Common     Common       Capital            Issued            (Deficit)

Balance, December 31, 1996            1,350,017    20,000    $ 13,501     $ 200    $6,236,077             $-            $(2,462,478)
Net income
Other comprehensive income                   -         -          -          -            -                -                 625,725
   Unrealized losses on
          marketable securities              -         -          -          -            -                -                     -
   Comprehensive income
Balance, December 31, 1997            1,350,017    20,000      13,501       200      6,236,077             -             (1,836,753)
Net income
Other comprehensive income                  -          -         -           -            -                -                 511,415
   Unrealized losses on
          marketable securities             -          -         -           -            -                -
   Comprehensive income
Issuance of Class A common stock
   on exercise of stock options         285,000        -        2,850        -         636,377             -                     -
Issuance of notes receivable (Note 8)       -          -         -           -            -           (603,675)                  -
Balance, December 31, 1998            1,635,017    20,000      16,351       200      6,872,454        (603,675)          (1,325,338)
Net income                                  -          -         -           -            -                 -              2,528,641
Other comprehensive income
   Unrealized gains on investments          -          -         -           -            -                 -                    -
   Comprehensive income
Balance, December 31, 1999            1,635,017    20,000    $ 16,351     $ 200     $6,872,454       $(603,675)           $1,203,303

                                           Accumulated
                                              Other                  Total
                                          Comprehensive           Shareholders'
                                              Income                 Equity

Balance, December 31, 1996                  $ 130,586              $3,917,886
Net income
Other comprehensive income                      -                    625,725
   Unrealized losses on
          marketable securities             (88,500)                 (88,500)
   Comprehensive income                                              537,225
Balance, December 31, 1997                   42,086                 4,455,111
Net income
Other comprehensive income                     -                     511,415
   Unrealized losses on
          marketable securities              (43,062)                (43,062)
   Comprehensive income                                              468,353
Issuance of Class A common stock
   on exercise of stock options                 -                    639,227
Issuance of notes receivable (Note 8)           -                   (603,675)
Balance, December 31, 1998                    (976)                 4,959,016
Net income                                      -                   2,528,641
Other comprehensive income
   Unrealized gains on investments           350,978                 350,978
   Comprehensive income                                             2,879,619
Balance, December 31, 1999                 $ 350,002               $7,838,635


See accompanying notes to consolidated financial statements.

                                                                              16
                           WINMILL & CO. INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,



                                                    1999       1998       1997
Cash Flows from Operating Activities:
 Net income                                      $2,528,641  $511,415   $625,725
 Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                   153,702   169,008    131,992
    Deferred income taxes                            75,400  (215,400)      -
    Increase in cash value of life insurance        (33,000)  (33,000)  (32,333)
    Realized/unrealized (gain) loss on investments  260,014   (40,330)  (83,608)
    Gain on sale of discontinued operations       (2,464,616)     -          -
    (Increase) decrease in, net of effects from
       sale of discontinued operations:
       Management, distribution and shareholder
          administration fees receivable           (15,487)   11,671    (61,040)
       Interest, dividends and other receivables   (28,712)  (17,832)     16,730
       Prepaid expenses and other current assets   277,625   (95,129)  (122,109)
       Other assets                                 43,762      -        (5,774)
    Increase (decrease) in, net of effects from
       sale of discontinued operations:
       Accounts payable                            193,369    (55,915)    26,305
       Accrued expenses                            (48,580)    57,010      4,917
       Accrued income taxes                       1,866,600      -           -
       Other current liabilities                       -       (572)     (1,212)
 Total adjustments                                 280,077   (220,489) (126,132)
    Net cash provided by Operating Activities      2,808,718  290,926    499,593


                                                                              17
                           WINMILL & CO. INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                            Years Ended December 31,

                                  1999                  1998                1997
Cash Flows from Investing Activities:
   Improvement to real estate                 $(201,237)  $(606,296)  $(218,956)
   Capital expenditures                          (7,617)   (102,440)    (27,804)
   Proceeds from sale of discontinued operations
      net of discontinued operations cash and
      current expenses and taxes                2,717,626      -           -
   Proceeds from sales of investments             810,528   1,748,467   556,831
   Purchases of investments                    (4,967,107) (258,556) (1,231,204)
      Net cash provided by (used in)
         Investing Activities                  (1,647,807)  781,175    (921,133)

Cash Flows from Financing Activities:
   Issuance collection of note receivable            -      (603,675)     -
   Repayments of capitalized lease obligation    (4,749)    (16,355)    (13,271)
   Proceeds from issuance of Class A Common Stock    -       639,227       -
      Net cash provided by (used in)
         Financing Activities                    (4,749)     19,197     (13,271)

      Net increase (decrease) in cash
         and cash equivalents                  1,156,162   1,091,298   (434,811)

Cash and cash equivalents:
   Beginning of year                           1,403,931     312,633    747,444
   End of year                                $2,560,093   $1,403,931   $312,633


SUPPLEMENTAL DISCLOSURE:
     The Company paid $9,346 in Federal income taxes in 1998.
     The Company did not pay any Federal income taxes in 1999 or 1997.
     The Company paid $864, $916 and $1,309 in interest in 1999, 1998 and 1997, respectively.

See accompanying notes to consolidated financial statements.

                                                            18

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

          Winmill & Co., Incorporated ("formerly Bull & Bear Group, Inc.") ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (six open-end funds) and three closed-end funds as well as real estate investment and operations.

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

         CASH AND CASH EQUIVALENTS

          Investments   in  money  market  funds  are   considered  to  be  cash
          equivalents. At December 31, 1999 and 1998, the Company and subsidiaries had invested approximately $2,199,800 and $1,378,700, respectively, in an affiliated money market fund.

         MARKETABLE SECURITIES

          The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity as "accumulated other comprehensive income". Marketable securities for the broker/dealer subsidiary is valued at market with unrealized gains and losses included in earnings.

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

                                                                              19
                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1999, 1998 and 1997



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

         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT

          Real estate held for investment is recorded at cost and is depreciated on the straight-line basis over its estimated useful life. At December 31, 1999 and 1998, accumulated depreciation amounted to approximately $166,100 and $92,400, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At December 31, 1999 and 1998, accumulated depreciation amounted to approximately $796,900 and $908,400, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

          The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At December 31, 1999 and 1998, accumulated amortization amounted to approximately $550,800 and $662,100, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

         COMPREHENSIVE INCOME

          The Company discloses comprehensive income in the financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities, which is reported as other comprehensive income in stockholders' equity.

         SEGMENT INFORMATION

          The Company's operating segments were organized around services provided and classified into three groups - investment management, real estate operations and discount brokerage. Due to the sale of the discount brokerage business, the discount brokerage business is classified as "income from discontinued operations" on the financial statements (See Note 2). The Company's remaining business is in two industry segments.

         EARNINGS PER SHARE

          Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.


                                                                              20
                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1999, 1998 and 1997



The following table sets forth the computation of basic and diluted earnings per share:

                                                1999        1998           1997
 Numerator for basic and diluted
          earnings per share:
 Net income                              $  2,528,641      $511,415     $625,725

 Denominator:
    Denominator for basic earnings per share
       weighted-average shares                1,655,017    1,391,940   1,370,017
    Effect of dilutive securities:
       Employee Stock Options                     25,740      61,532      98,235
 Denominator for diluted earnings per share
    adjusted weighted - average shares and
    assumed conversions                        1,680,757    1,453,472  1,468,252

     RECLASSIFICATIONS

     Certain reclassifications of the 1998 and 1997 financial statements have been made to conform to the 1999 presentation.


2.    DISCONTINUED OPERATIONS

     On December 17, 1998, the Company signed an agreement to sell the outstanding stock of the discount brokerage business, to a subsidiary of Royal Bank of Canada for $6 million. The sale closed on March 31, 1999. In connection with the sale, the rights to the name "Bull & Bear" was transferred to Royal Bank of Canada. In addition, Royal Bank has agreed that it will cause, for the three-year period following the closing, BBSI to offer exclusively Dollar Reserves to its customers as the sole money market fund into which cash balances held by BBSI's customers may be swept on a daily basis for so long as certain conditions are met, including certain performance rankings by the Fund, in consideration of a monthly fee equal to one-twelfth of 0.25% of the aggregate average daily amount of such balances. At December 31, 1999, the value invested in Dollar Reserves by BBSI's customers was approximately $33,861,000. Further, the Company has agreed to provide or to cause its subsidiaries to provide to BBSI for a period of three years following the closing certain services with respect to the operation of a securities brokerage business for a monthly administrative fee of $16,666.67, subject to certain conditions.

                                                                              21
                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1999, 1998 and 1997



Accordingly,   results  from  the  discount   brokerage  segment  are  shown  as
discontinued operations. Summarized financial information for the discontinued operations was as follows:

                                                1999                  1998          1997

Revenues $                                   748,786*          $2,379,506       $2,490,713
Expenses                                     733,537*           2,614,920        2,378,629
Income (loss) before income taxes              15,249           (235,414)          112,084
Income taxes                                     -               95,000           (39,900)
Income (loss)                                  15,249           (140,414)           72,184
Gain on sale of discontinued operations:
   Proceeds, net of basis                    5,500,000             -                 -
   Professional fees                         (222,021)             -                 -
   Closing bonuses                           (868,586)             -                 -
   Gain on sale before income taxes          4,409,393             -                 -
   Income taxes                            (1,944,777)             -                 -
   Gain on sale                              2,464,616             -                 -
Income (loss) from discontinued operations $ 2,479,865          $(140,414)         $72,184

      *  Represents revenues and expenses for the 3 months ended March 31, 1999.


3.    MARKETABLE SECURITIES

At December 31, 1999, marketable securities consisted of:
  Broker/dealer securities - at market
     Affiliated funds                                            $   2,063,205
     Equity securities                                                 435,875
     Total broker/dealer securities (cost $2,861,134)                2,499,080
  Other companies
     Available-for-sale securities - at market
        Unaffiliated mutual funds                                       23,622
        Affiliated mutual funds                                      2,046,439
        Equity securities                                               31,787
        Total available-for-sale securities (cost - $1,751,846)      2,101,848
                                                                 $   4,600,928

                                                                              22
                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1999, 1998 and 1997



            At December 31, 1998, marketable securities consisted of:

Broker/dealer securities - at market
   Affiliated mutual funds (cost $159,882)                           $128,945
Other companies
   Available-for-sale securities - at market
      Unaffiliated mutual funds                                        38,820
      Affiliated mutual funds                                           2,268
      Equity securities                                               183,352
      Total available-for-sale securities (cost - $225,416)           224,440
                                                                     $353,385

At  December   31,  1999  and  1998,   the  Company  had  $350,002  and  $(976),
respectively, of unrealized gains (losses) on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity.


4.    LEASE COMMITMENTS

         AS LESSEE

     The Company leases office space under a lease which expires December 31, 2001 and is cancelable at the option of the Company on three month's notice. The rent is approximately $103,000 per annum including electricity.


5.    REAL ESTATE OPERATIONS

     The Company owns an office building which is approximately 90% leased to various tenants. Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1999 are as follows:

         Year ending December 31,
         2000                                         $175,500
         2001                                          189,500
         2002                                          176,100
         2003                                          154,900
         2004                                          159,400
         2005 - 2008                                   611,000
         Net minimum future lease receipts          $1,466,400

                                                                              23

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1999, 1998 and 1997



6.    SHAREHOLDERS' EQUITY

     The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of December 31, 1999 and 1998, none of the Preferred Stock was issued.


7.    NET CAPITAL REQUIREMENTS

     The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission as broker/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $25,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 1999, the subsidiary had net capital of approximately $1,075,700; net capital requirements of $58,300; excess net capital of approximately $1,017,400; and the ratios of aggregate indebtedness to net capital was approximately .81 to 1.


8.    STOCK OPTIONS

     On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996, on October 29, 1997 increasing the maximum number of options to 450,000, and in March 1999 increasing the maximum number of options to 600,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. Two of the non-employee directors were granted 10,000 options each on December 6, 1995 and 5,000 options each on October 29, 1997. The new non-employee director was granted 10,000 options on September 8, 1998. In September 1999, the three non-employee directors were granted 10,000 options each. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years.

                                                                              24
                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1999, 1998 and 1997



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

                                                 Years Ended December 31,
                                          1999             1998             1997
Net income              As Reported    $2,528,641       $511,415        $625,725
                         Proforma      $2,285,639       $465,641        $246,394
Earnings per share
   Basic As Reported       $1.53             $.37           $.46
                         Proforma           $1.38           $.33            $.18
   Diluted              As Reported         $1.51           $.35            $.43
                         Proforma           $1.36           $.32            $.17

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 83.09%, 73.95% and 92.83%, risk-free interest rate of 5.78%, 5.11% and 5.85% and expected life of three years for each year.

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                          Weighted
                                          Number           Average
                                            of             Exercise
 Stock Options                            Shares            Price
 Outstanding at December 31, 1996         269,000           $1.98
    Granted                               177,000           $2.52
    Canceled                              (34,000)          $1.97
 Outstanding at December 31, 1997         412,000           $2.21
    Granted                                12,000           $1.81
    Exercised                            (285,000)          $2.25
    Canceled                              (20,000)          $2.64
 Outstanding at December 31, 1998         119,000           $2.05
    Granted                               280,000           $2.98
    Canceled                             (160,000)          $3.28
 Outstanding at December 31, 1999         239,000           $2.32

                                                                              25
                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1999, 1998 and 1997



     There were 64,000, 97,000 and 176,000 options exercisable at December 31, 1999, 1998 and 1997 with a weighted-average exercise price of $1.84, $1.99 and $2.29, respectively. The weighted-average fair value of options granted was $1.18, $.94 and $1.41 for the years ended December 31, 1999, 1998 and 1997, respectively.

     In September 1999, the Company canceled 125,000 previously issued stock options. The exercise prices of the canceled stock options were $3.36 to $3.69. In September 1999, the Company granted 155,000 stock options with exercise prices of $2.38 to $2.61.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                         Options Outstanding
                                            Weighted-Average
     Range of              Number              Remaining        Weighted-Average
Exercise Prices          Outstanding       Contractual Life       Exercise Price
$1.75     - $2.375          152,000             3.2 years              $2.14
$2.6125 - $3.00              87,000             4.4 years              $2.63

     In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at December 31, 1999 was
     $603,675, which was classified as "notes receivable for common stock issued."

9. PENSION PLAN

     The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended December 31, 1999, 1998 and 1997 was approximately $31,600, $44,700 and $44,800, respectively.


10.   INCOME TAXES

      The provision for income taxes charged to operations was as follows:

                       1999          1998            1997
Current
   State and local   $595,629      $28,510       $  34,704
   Federal           1,312,000     (206,054)           -
                     1,907,629     (177,544)        34,704
Deferred               75,400         -                 -
                  $  1,983,029    $(177,544)     $  34,704


                                                                              26
                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1999, 1998 and 1997


     Deferred tax assets (liabilities) are comprised of the following at December 31, 1999 and 1998:

                                                         1999             1998

Unrealized (appreciation) depreciation on investments  $140,000      $   12,400
Accrued expenses                                            -            40,000
Depreciation                                                -            10,000
Net operating loss carryforwards                            -           153,000
    Net deferred tax assets                            $140,000      $  215,400

     For the year ended December 31, 1998, the provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal tax rates to pre-tax income as a result of utilization of net operating loss carryforwards and the reversal of the valuation allowance account.


11.   RELATED PARTIES

     All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder administration fees represented reimbursement of costs incurred by subsidiaries of the Company on behalf of the open-end Funds. Such reimbursement amounted to approximately $314,100 and $286,100 for the years ended December 31, 1998 and 1997. The Company outsourced its shareholder administration in 1999. During the years ended December 31, 1999, 1998 and 1997, the Funds paid approximately $210,000, $182,000 and $63,700, respectively, for recordkeeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for recordkeeping services were recorded in management, distribution, service and administrative fees.

     In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees from the Funds in the amount of approximately $328,800, $180,400 and $615,700 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Certain officers of the Company also serve as officers and/or directors of the Funds.

     Commencing August 1992, the Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of December 31, 1999, the policy had a cash surrender value of approximately $175,000 and is included in other assets in the balance sheet.
                                                                              27

                           WINMILL & CO. INCORPORATED


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 1999, 1998 and 1997


12.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The following details selected financial information by business segment.

                                    Investment      Real Estate
                                    Management      Operations          Total
1999
    Revenues                        $3,005,636     $   216,272        $3,221,908
    Investment income                   78,165             847            79,012
    Income (loss) from operations      109,733         (22,705)           87,028
    Depreciation and amortization       78,316          75,386           153,702
    Capital expenditures                 7,617         201,237           208,854
    Gross identifiable assets        8,620,008       1,470,021        10,090,029

1998
    Revenues                        $3,554,725    $     43,878        $3,598,603
    Investment income                  121,709              40           121,749
    Income (loss) from operations      676,781        (107,496)          569,285
    Depreciation and amortization       76,467          41,719           118,186
    Capital expenditures                67,232         641,504           708,736
    Gross identifiable assets        4,029,992       1,285,155         5,315,147

13.   CONTINGENCIES

     A group called Karpus Investment Management ("KIM") at the 1997 annual meeting of Bull & Bear U.S. Government Securities Fund, Inc. ("BBG") sought to elect its slate of nominees in opposition to management and at the 1998 annual meeting of BBG made a counter-solicitation on all management proposals and a solicitation to terminate the investment management agreement. On February 19, 1998, KIM filed a lawsuit against BBG in the Circuit Court for Baltimore City, Maryland, Case No. 9805005, which was dismissed with prejudice on October 1, 1998. On February 19, 1998, BBG filed a lawsuit against KIM in the United States District Court for the Southern District of New York, 98 Civ. 1190. On December 22, 1998, KIM filed a lawsuit against BBG in the United States District Court for the District of Maryland Court, 98-CV-4161 and BBG has made counterclaims. On May 25, 1999, BBG and KIM announced that they had entered into a settlement of all litigation in the United States District Court for the Southern
     District of New York and in the United States District Court for the District of Maryland. In connection with the settlement, KIM sold its 12.7% share in the Fund of 95,175 shares to ISC for $12-7/8 per share in July and August 1999.

     From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 1999, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

     In July 1994, the Company entered into a Death Benefit Agreement ("Agreement") with the Company's Chairman. Following his death, the Agreement provides for annual payments, equal to 80% of his average annual salary for the three year period prior to his death subject to certain adjustments, to his wife until her death. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions. 28 Selected Quarterly Financial Data (Unaudited)



     The following sets forth the selected quarterly financial information for the years ended December 31, 1999 and 1998. The information presented has been restated to reflect BBSI as discontinued operations (See Note 2 to the consolidated financial statements).

                                                                        Three Months Ended
                                                  March 31,      June 30,       Sept. 30,        Dec. 31,
1999

Revenues $                                        774,806       $992,676        $565,857      $967,581

Income from continuing operations                 $(143,754)     $63,786        $(139,147)    $267,891

Income from discontinued operations               $2,479,865     $  -           $    -        $  -

Net income                                        $2,336,111     $63,786         $(139,147)   $267,891

Income (loss) per share
   Basic
      Income from continuing operations            $(.09)        $.04           $(.08)        $.16

      Income (loss) from discontinued operations   $1.50         $  -           $  -          $  -

      Net Income                                   $1.41         $.04           $(.08)        $.16

   Diluted                                         $1.38         $.04           $(.08)        $.16

1998
Revenues $                                        901,689         $996,530      $822,880      $817,574

Income (loss) from continuing operations          $206,529        $155,539      $(14,572)     $304,333

Income (loss) from discontinued operations        $(71,350)       $(14,232)     $(42,793)     $(12,039)

Net income (loss)                                 $135,179        $141,307      $(57,365)     $292,294

Income (loss) per share
   Basic
      Income (loss) from continuing operations    $.15            $ .11         $(.01)        $.21

      Income (loss) from discontinued operations  $(.05)          $(.01)        $(.03)        $(.01)

      Net income (loss)                           $.10            $ .10         $(.04)        $.20

   Diluted                                        $.09            $ .10         $(.04)        $.20


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters during the two years ended December 31, 1999. 29 PART III



Item 10. Directors and Executive Officers

     The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

      Name              Position                      Years of Service       Age
                                                     Director   Officer

Bassett S. Winmill      Chairman of the Board          23        23           70

Robert D. Anderson      Vice Chairman of the Board     23        23           70

Thomas B. Winmill,      President,                     11        12           40
Esquire                 General Counsel, Director

Edward G. Webb, Jr.     Director                       14*       12**         60

Charles A. Carroll      Director                        8         -           69

Mark C. Jones           Director                        2         -           64

Steven A. Landis        Senior Vice President           -         5           44

Joseph Leung            Treasurer,                      -         5           34
                        Chief Accounting Officer

Deborah Ann Sullivan,   Vice President,Secretary,
Esquire                 Associate General Counsel       -         3           30

*1985 to 1990 and 1992 to present.

**1979 to 1990


                                                                              30

Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

BASSETT S. WINMILL - Chairman of the Board of Directors. He is also Chairman of certain investment companies managed by Company subsidiaries. He is a member of the New York Society of Security Analysts, the Association for Investment Management and Research, and the International Society of Financial Analysts. He is the father of Thomas B. Winmill and the brother-in-law of Mark C. Jones.

ROBERT D. ANDERSON - Vice Chairman of the Board of Directors. He is also Vice Chairman of certain investment companies managed by Company subsidiaries and of the subsidiaries of the Company.

THOMAS B. WINMILL, ESQ. - President, General Counsel and Director. He is also President of the investment companies managed by Company subsidiaries and of certain other subsidiaries of the Company. He is a member of the New York State Bar. He is a son of Bassett S. Winmill and a nephew of Mark C. Jones.

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

                                                                              31

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

Summary Compensation Table

The following table sets forth, for the three years ended December 31, 1999, the compensation paid to the chief executive officers and the other executive officers whose total annual salary and bonus exceeded $100,000 in 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                        Annual                                                   Compensation
                        Compensation                                              Securities          All Other
     Name And                           Salary        Bonus       Other Annual    Underlying        Compensation
Principal Position               Year     ($)          ($)       Compensation*     Options**       (a)        (b)

Bassett S. Winmill               1999    $237,500    $215,625         -              80,000       $6,572    $5,000
    Chairman                     1998    $175,000   $  10,937         -                -          $5,355    $4,999
                                 1997    $170,000   $  17,708         -                -          $5,166    $4,750

Robert D. Anderson               1999   $  90,000  $    9,375         -              20,000       $2,968    $3,413
    Vice Chairman                1998   $  90,000  $    5,625         -                -          $2,142    $3,347
                                 1997   $  90,000  $    9,375         -                -          $2,142    $2,925

Thomas B. Winmill                1999    $187,500    $212,500         -              80,000      $   255    $5,000
    President                    1998    $140,000   $  28,750         -                 -        $   211    $4,478
                                 1997    $122,500   $  13,021         -                 -        $   177    $4,272

Steven A. Landis                 1999    $135,000   $  14,063         -              10,000      $   247    $5,000
    Senior Vice President        1998    $128,625   $  12,764         -                 -        $   296    $3,420
                                 1997    $120,667   $   7,542         -                 -        $   267    $2,564

Joseph Leung                     1999   $  99,500   $  10,208         -              20,000      $   105    $4,063
    Treasurer and                1998   $  85,542  $    5,333         -                 -        $    87    $3,391
    Chief Accounting Officer     1997   $  80,000  $    8,333         -                 -        $    76    $2,957

*Information omitted as perquisites do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year for the named executive officers.

** Includes options granted to reprice previously issued stock options in 1999 which were then cancelled.

(a)   Represents term life insurance
(b)   Represents Company's matching contributions to 401(k) Plan.

32


Option Grants Table

The following table sets forth, for the year ended December 31, 1999, information regarding the options granted for each of the executive officers named in the Summary Compensation Table.

                                                                          Potential Realizable Value At
                                                                              Assumed Annual Rates Of
                                                                           Stock Price Appreciation For
                                 Individual Grants                                 Option Term

                              Number Of      % of Total
                              Securities      Options
                              Underlying     Granted To
                               Options       Employees In   Exercise   Expiration
Name                           Granted        Fiscal Year    Price       Date           5%              10%

Bassett S. Winmill              40,000           16          2.6125     9/07/04       $28,870        $63,800
                                40,000*          16          3.6949     3/02/04       $40,830        $90,230
Thomas B. Winmill               40,000           16          2.6125     9/07/04       $28,870        $63,800
                                40,000*          16          3.6949     3/02/04       $40,830        $90,230
Robert D. Anderson              10,000            4          2.375      9/07/04        $6,560        $14,500
                                10,000*           4          3.3594     3/02/04        $9,280        $40,500
Steven A. Landis                 5,000            2          2.375      9/07/04        $3,280        $ 7,250
                                 5,000*           2          3.3594     3/02/04        $4,640        $10,250
Joseph Leung                    10,000            4          2.375      9/07/04        $6,560        $14,500
                                10,000*           4          3.3594     3/02/04        $9,280        $20,500

All of the above options are exercisable as of December 31, 1999.

* Stock options cancelled in connection with repricing of stock options granted 9/7/99.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth, for the year ended December 31, 1999, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.


                                                Number of
                                                Securities            Value of
                                                Underlying           Unexercised
                     Number of                 Unexercised          In-The-Money
                      Shares                     Options at           Options at
                     Acquired        Dollar      12-31-99 (#)       12-31-99 ($)
                        On           Value      Exercisable/        Exercisable/
          Name        Exercise      Realized    Unexercisable      Unexercisable

Bassett S. Winmill       0             $0         40,000 / 0          $0 / $0
Thomas B. Winmill        0             $0         40,000 / 0          $0 / $0
Robert D. Anderson       0             $0         35,000 / 0      $1,876 / $0
Steven A. Landis         0             $0         25,000 / 0      $1,876 / $0
Joseph Leung             0             $0         20,000 / 0          $0 / $0

Option Repricings

On September 7, 1999, the Board of Directors reviewed the stock options issued on March 2, 1999 to employees of the Company under the Plan which had an exercise price higher than the market price of the Common Stock. The Board concluded that in light of the disparity between the exercise price of such options and the then current market price of the Common Stock, the options no longer provided the desired incentive to option holders. The Board of Directors unanimously approved the grant of replacement stock options for those issued on March 2, 1999 and additionally the grant of options under the Plan to non-employee directors.

The following table sets forth, for the year ended December 31, 1999, information regarding the repricing on options for each of the executive officers named in the Summary Compensation Table.

                                                                                                        Length Of
                                          Number Of                                                      Original
                                         Securities      Market Price       Exercise                    Option Term
                                          Underlying      Of Stock At       Price At        New          Remaining
                                           Options           Time Of        Time Of       Exercise       At Date Of
Name                          Date         Repriced         Repricing       Repricing      Price         Repricing
Bassett S. Winmill            9/07/99       40,000            2.375          3.6949        2.6125         4.5 years
Thomas B. Winmill             9/07/99       40,000            2.375          3.6949        2.6125         4.5 years
Robert D. Anderson            9/07/99       10,000            2.375          3.3594         2.375         4.5 years
Steven A. Landis              9/07/99        5,000            2.375          3.3594         2.375         4.5 years
Joseph Leung                  9/07/99       10,000            2.375          3.3594         2.375         4.5 years

Long-Term Incentive Plan Awards Table

There were no long-term incentive plan awards made during the year ended December 31, 1999 to the executive officers named in the Summary Compensation Table.

Compensation of Directors

Edward G. Webb, Jr., Charles A. Carroll and Mark C. Jones were the only individuals who received compensation for their service as directors of the Company in 1999. They were each paid $500 per quarter as a retainer and $2,000 per quarterly meeting attended plus expenses. For the year ended December 31, 1999, Mr. Webb was paid $10,000 for attending three regular meetings and one special meeting, and Mr. Carroll and Mr. Jones were paid $12,000 each for attending all four regular meetings and one special meeting. Mr. Webb, Mr. Carroll and Mr. Jones each received an option to purchase 10,000 shares of Class A Common Stock at an exercise price of $2.375 per share in September 1999.

Employment Contracts

The Company has no employment or termination contracts with any of its employees except to the extent of the agreement described in Note 13 to the financial statements.

1995 Long-Term Incentive Plan

On December 6, 1995, the Board of Directors of the Company ("Board") and the Class B voting common stockholder adopted the Bull & Bear Group, Inc. 1995 Long-Term Incentive Plan ("Plan"), under which options and stock-based awards (collectively, "Awards") may be made to directors, officers and employees of the Company or its subsidiaries. The Plan was amended by the Board and the Class B voting common stockholder on February 5, 1996, October 29, 1997 and in March 1999. The amended Plan is described below.

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

Six hundred thousand (600,000) shares of the Company's Class A Common Stock ("Shares") are available for Awards under the Plan. The Shares to be offered under the Plan are authorized and unissued Shares, or issued Shares that have been reacquired by the Company and held in its treasury. Holders of Shares do not have voting rights except as specifically provided by the Delaware General Corporation Law.

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




37 Except as provided by the Committee, in its sole discretion, at the time of an Award or pursuant to certain antidilution provisions (as discussed below), no Award granted under the Plan to a Participant may be modified (unless such modification does not materially decrease the value of the Award) after the date of grant except by express written agreement between the Company and the Participant, provided that any such change (a) may not be inconsistent with the terms of the Plan, and (b) must be approved by the Committee.

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

(b) The following table sets forth, as of December 31, 1999, information relating to beneficial ownership by individual directors of the Company, executive officers named in the Summary Compensation Table and by directors and executive officers of the Company as a group, of the currently issued and outstanding Class A Common Stock of the Company.


                                Amount and Nature of           Percent
Name of Beneficial Owner       Beneficial Ownership (7)        of Class
 Bassett S. Winmill                    316,104 (1)              18.9%
 Thomas B. Winmill                     162,520 (2)               9.7%
 Robert D. Anderson                    104,414 (3)               6.3%
 Edward G. Webb, Jr.                    28,664 (4)               1.7%
 Charles A. Carroll                     25,000 (5)               1.5%
 Steven A. Landis                       25,000 (4)               1.5%
 Joseph Leung                           20,000 (6)               1.2%

 All directors and executive           691,702                   40.8%
officers as a group (8 persons)

(1) Includes options exercisable to purchase 40,000 shares at December 31, 1999.

(2) Includes 5,000 and 5,000 shares held by Thomas B. Winmill's wife and sons, respectively of which he disclaims beneficial ownership and options exercisable to purchase 40,000 shares.

(3)  Includes options exercisable to purchase 35,000 shares.

(4)  Includes options exercisable to purchase 25,000 shares.

(5)  Includes options exercisable to purchase 10,000 shares.

(6)  Includes options exercisable to purchase 20,000 shares.

(7) The nature of the beneficial ownership for all the Class A Common Stock is investment power.


Item 13. Certain Relationships and Related Transactions

The following sets forth the reportable items regarding indebtedness of management in excess of $60,000. In connection with the exercise of stock options and related tax expense, the Company received notes with an interest rate of 4.47% per annum payable on December 15, 2003.


                                          Largest                   Amount
                                         Amount of              Outstanding at
Name and Relationship                   Indebtedness           December 31, 1999
Bassett S. Winmill, Chairman              $297,996                  $297,996
Thomas B. Winmill, President              $201,225                  $201,225

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

     (3)  Exhibits

          (2) Not applicable

          (3) Certificate of Incorporation as amended October 24, 1989 as filed as an exhibit to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference; Certificate of Incorporation as amended April 1, 1999 as filed as an exhibit to Form 10-K/A for the year ended December 31, 1998 and incorporated herein by reference; By-Laws amended as of October 1, 1993 as filed as an exhibit to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference, and By-Laws amended as of April 1, 1999 as filed as an exhibit to Form 10-K/A for the year ended December 31, 1998 and incorporated herein by reference.

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

          (9)  Not applicable.

          (10) Material Contracts

               (a)  Investment Management Agreements,  Distribution  Agreements,
                    Plans of Distribution ("12b-1 Plans") and Shareholder Administration Agreements between subsidiaries of the Company and the Funds and Non-Exclusive License Agreements between the Company and the Funds:

                                                                              Shareholder   Non-Exclusive
                                          Management  Distribution    12b-1  Administration    License
            Fund                          Agreement     Agreement     Plan     Agreement       Agreement


(i)    Dollar Reserves, Inc.                 (1)           (1)        (1)         (2)             (5)
(ii)   Midas Investors Ltd.                  (1)           (1)        (1)         (2)             (5)
(iii)  Global Income Fund, Inc.              (6)           -          -           -               (5)
(iv)   Midas U.S. and Overseas Fund, Ltd.    (1)           (1)        (1)         (2)             (5)
(v)    Midas Special Equities Fund, Inc.     (1)           (1)        (1)         (2)             (5)
(vi)   Tuxis Corporation                     (6)           -          -           -               (5)
(vii)  Bexil Corporation                     (6)           -          -           -               (5)
(viii) Midas Fund, Inc.                      (3)           (3)        (3)         (3)             (5)
(ix)   Midas Magic, Inc.                     (4)           (4)        (4)         (4)             (5)

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

                    (6) Filed as exhibits to Form 10-K for the year ended December 31, 1999 and filed herein.

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

               (s) Option Certificate for Robert D. Anderson filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

               (t) Purchase Agreement, dated as of December 17, 1998, by and among Bull & Bear Group, Inc., Bull & Bear Securities, Inc. and RBC Holdings (USA) Inc., with all exhibits thereto filed as an exhibit to Form 8-K on December 18, 1998 and incorporated herein by reference.

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




                                                                              42
                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      WINMILL & CO. INCORPORATED
                                                Formerly BULL & BEAR GROUP, INC.



March 30, 2000                              By:     /s/ Joseph Leung
                                                    Joseph Leung
                                             Treasurer, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 30, 2000                              By:     /s/ Bassett S. Winmill
                                                    Bassett S. Winmill,
                                                 Chairman of the Board, Director


March 30, 2000                              By:     /s/ Robert D. Anderson
                                                    Robert D. Anderson,
                                                    Vice Chairman, Director


March 30, 2000                              By:     /s/ Thomas B. Winmill
                                                    Thomas B. Winmill, Esq.
                                                    President, General Counsel,
                                                    Director


March 30, 2000                              By:     /s/ Edward G. Webb, Jr.
                                                    Edward G. Webb, Jr.
                                                    Director


March 30, 2000                              By:
                                                    Charles A. Carroll,
                                                    Director


March 30, 2000                              By:     /s/ Mark C. Jones
                                                    Mark C. Jones,
                                                    Director

                                INDEX TO EXHIBITS


(3)  Exhibits

     (10) Material Contracts

               (a) Investment Management Agreement between Bexil Corporation and CEF Advisers, Inc.

               (b) Investment Management Agreement between Global Income Fund, Inc. and CEF Advisers, Inc.

               (c) Investment Management Agreement between Tuxis Corporation and CEF Advisers, Inc.

     (11) Statement Regarding Computation of Per Share Earnings

     (21) Wholly-Owned Subsidiaries of the Company

                                                                              44
                                                                   EXHIBIT 10(a)
                                                                     ITEM 1 OF 1

                         INVESTMENT MANAGEMENT AGREEMENT


AGREEMENT made on March 8, 2000, by and between BEXIL CORPORATION, a Maryland corporation (the "Fund") and CEF ADVISERS, INC., a Delaware corporation (the "Investment Manager").

WHEREAS the Fund intends to register under the Investment Company Act of 1940, as amended (the "1940 Act"), as a closed-end management investment company; and

WHEREAS, the Fund desires to retain the Investment Manager to furnish certain investment advisory and portfolio management services to the Fund, and the Investment Manager desires to furnish such services;

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

2. The Fund assumes and shall pay all the expenses required for the conduct of its business including, but not limited to, salaries of administrative and clerical personnel, brokerage commissions, taxes, insurance, fees of the transfer agent, custodian, legal counsel and auditors, association fees, costs of filing, printing and mailing proxies, reports and notices to shareholders, preparing, filing and printing the prospectus and statement of additional information, payment of dividends, costs of stock certificates, costs of shareholders meetings, fees of the independent directors, necessary office space rental, all expenses relating to the registration or qualification of shares of the Fund under applicable Blue Sky laws and reasonable fees and expenses of counsel in connection with such registration and qualification and such non-recurring expenses as may arise, including, without limitation, actions, suits or proceedings affecting the Fund and the legal obligation which the Fund may have to indemnify its officers and directors with respect thereto.

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

7. The Investment Manager shall direct portfolio transactions to broker/dealers for execution on terms and at rates which it believes, in good faith, to be reasonable in view of the overall nature and quality of services provided by a particular broker/dealer, including brokerage and research services and sales of shares of the Fund and shares of the other funds in the Midas fund complex. The Investment Manager may also allocate portfolio transactions to broker/dealers that remit a portion of their commissions as a credit against Fund expenses. With respect to brokerage and research services, the Investment Manager may consider in the selection of broker/dealers brokerage or research provided and payment may be made of a fee higher than that charged by another broker/dealer which does not furnish brokerage or research services or which furnishes brokerage or research services deemed to be of lesser value, so long as the criteria of
     Section 28(e) of the Securities Exchange Act of 1934, as amended, or other applicable laws are met. Although the Investment Manager may direct portfolio transactions without necessarily obtaining the lowest price at which such broker/dealer, or another, may be willing to do business, the Investment Manager shall seek the best value for the Fund on each trade that circumstances in the market place permit, including the value inherent in on-going relationships with quality brokers. To the extent any such brokerage or research services may be deemed to be additional compensation to the Investment Manager from the Fund, it is authorized by this Agreement. The Investment Manager may place brokerage for the Fund through an affiliate of the Investment Manager, provided that: the Fund not deal with such affiliate in any transaction in which such affiliate acts as principal; the commissions, fees or other remuneration received by such affiliate be reasonable and fair compared to the commissions, fees or other remuneration paid to other brokers in connection with comparable transactions involving similar securities being purchased or sold on a securities exchange during a comparable period of time; and such brokerage be undertaken in compliance with applicable law. The Investment Manager's fees under this Agreement shall not be reduced by reason of any commissions, fees or other remuneration received by such affiliate from the Fund.

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

9. Subject to and in accordance with the Articles of Incorporation and By-laws of the Fund and of the Investment Manager, it is understood that directors, officers, agents and shareholders of the Fund are or may be interested in the Fund as directors, officers, shareholders and otherwise, that the Investment Manager is or may be interested in the Fund as a shareholder or otherwise and that the effect and nature of any such interests shall be governed by law and by the provisions, if any, of said Articles of Incorporation or By-laws.

10. A. This Agreement shall become effective upon the date hereinabove written provided that this Agreement shall not take effect unless it has first been approved (i) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and
     (ii) by vote of the holders of a majority of the Fund's outstanding voting securities.

     B. Unless sooner terminated as provided herein, this Agreement shall continue in effect for one year from the above written date.
          Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (i) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and
          (ii) by the Board of Directors of the Fund by the vote of the holders of a majority of the outstanding voting securities of the Fund.

     C. This Agreement may be terminated without penalty at any time either by vote of the Board of Directors of the Fund or by vote of the holders of a majority of the Fund's outstanding voting securities on 60 days' written notice to the Investment Manager, or by the Investment Manager on 60 days' written notice to the Fund. This Agreement shall immediately terminate in the event of its assignment.

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

13. This Agreement constitutes the entire agreement between the parties hereto and supersedes any prior agreement, with respect to the subject hereof whether oral or written. If any provision of this Agreement shall be held or made invalid by a court or regulatory agency, decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby.

14. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, provided, however, that nothing herein shall be construed in a manner inconsistent with the 1940 Act or any rule or regulation promulgated thereunder.

                                                                              47

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

ATTEST:                                                     BEXIL CORPORATION


_/s/Cory McClure                                            By:/s/Thomas Winmill



ATTEST:                                                     CEF ADVISERS, INC.


_/s/Cory McClure                                            By:/s/Joe Leung

                                                                   EXHIBIT 10(b)
                                                                     ITEM 1 OF 1

                        INVESTMENT MANAGEMENT AGREEMENT

AGREEMENT made as of the 8th day of March, 2000, by and between GLOBAL INCOME FUND, INC. a Maryland corporation (the "Fund") and CEF ADVISERS, INC., a Delaware corporation (the "Investment Manager").

WHEREAS the Fund intends to register under the Investment Company Act of 1940, as amended (the "1940 Act"), as a closedend management investment company; and

WHEREAS, the Fund desires to retain the Investment Manager to furnish certain investment advisory and portfolio management services to the Fund, and the Investment Manager desires to furnish such services;

NOW THEREFORE, in consideration of the mutual promises and agreements herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, it is hereby agreed between the parties hereto as follows:

1. TheFund hereby employs the Investment Manager to manage the investment and reinvestment of its assets, including the regular furnishing of advice with respect to the Fund's portfolio transactions subject at all times to the control and oversight of the Fund's Board of Directors, for the period and on the terms set forth in this Agreement. The Investment Manager hereby accepts such employment and agrees during such period to render the services and to assume the obligations herein set forth, for the compensation herein provided. The Investment Manager shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Fund in any way, or otherwise be deemed an agent of the Fund.

2. The Fund assumes and shall pay all the expenses required for the conduct of its business including, but not limited to, salaries of administrative and clerical personnel, brokerage commissions, taxes, insurance, fees of the transfer agent, custodian, legal counsel and auditors, association fees, costs of filing, printing and mailing proxies, reports and notices to shareholders, preparing, filing and printing the prospectus and statement of additional information, payment of dividends, costs of stock certificates, costs of shareholders meetings, fees of the independent directors, necessary office space rental, all expenses relating to the registration or qualification of shares of the Fund under applicable Blue Sky laws and reasonable fees and expenses of counsel in connection with such registration and qualification and such nonrecurring expenses as may arise, including, without limitation, actions, suits or proceedings affecting the Fund and the legal obligation which the Fund may have to indemnify its officers and directors with respect thereto.

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

5. The Investment Manager shall create and maintain all necessary books and records in accordance with all applicable laws, rules and regulations, including but not limited to records required by Section 31(a) of the 1940 Act and the rules thereunder, as the same may be amended from time to time, pertaining to the investment management services performed by it hereunder and not otherwise created and maintained by another party pursuant to a written contract with the Fund. Where applicable, such records shall be maintained by the Investment Manager for the periods and in the places required by Rule 31a2 under the 1940 Act. The books and records pertaining to the Fund which are in the possession of the Investment Manager shall be the property of the Fund. The Fund, or the Fund's authorized representatives, shall have access to such books and records at all times during the Investment Manager's normal business hours. Upon the reasonable request of the Fund, copies of any such books and records shall be provided by the Investment Manager to the Fund or the Fund's authorized representatives.

6. As compensation for its services, with respect to the Fund the Investment Manager will be paid by the Fund a fee payable monthly, based on the average weekly net assets of the Fund, and computed at the annual rate of 7/10 of 1% of the first $250 million, 5/8 of 1% of from $250 million to $500 million, and of 1% over $500 million. The aggregate net assets for each day shall be computed by subtracting the liabilities of the Fund from the value of its assets, such amount to be computed as of the calculation of the net asset values per share on each business day.

7.The  Investment Manager shall direct portfolio  transactions to broker/dealers for execution on terms and at rates which it believes, in good faith, to be reasonable in view of the overall nature and quality of services provided by a particular broker/dealer, including brokerage and research services and sales of shares of the Fund and shares of the other funds in the Midas fund complex. The Investment Manager may also allocate portfolio transactions to broker/dealers that remit a portion of their commissions as a credit against Fund expenses. With respect to brokerage and research services, the Investment Manager may consider in the selection of broker/dealers brokerage or research provided and payment may be made of a fee higher than that charged by another broker/dealer which does not furnish brokerage or research services or which furnishes brokerage or research services deemed to be of lesser value, so long as the criteria of
     Section 28(e) of the Securities Exchange Act of 1934, as amended, or other applicable laws are met. Although the Investment Manager may direct portfolio transactions without necessarily obtaining the lowest price at which such broker/dealer, or another, may be willing to do business, the Investment Manager shall seek the best value for the Fund on each trade that circumstances in the market place permit, including the value inherent in ongoing relationships with quality brokers. To the extent any such brokerage or research services may be deemed to be additional compensation to the Investment Manager from the Fund, it is authorized by this Agreement. The Investment Manager may place brokerage for the Fund through an affiliate of the Investment Manager, provided that: the Fund not deal with such affiliate in any transaction in which such affiliate acts as principal; the commissions, fees or other remuneration received by such affiliate be reasonable and fair compared to the commissions, fees or other remuneration paid to other brokers in connection with comparable transactions involving similar securities being purchased or sold on a securities exchange during a comparable period of time; and such brokerage be undertaken in compliance with applicable law. The Investment Manager's fees under this Agreement shall not be reduced by reason of any commissions, fees or other remuneration received by such affiliate from the Fund.

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

9. Subject to and in accordance with the Articles of Incorporation and Bylaws of the Fund and of the Investment Manager, it is understood that directors, officers, agents and shareholders of the Fund are or may be interested in the Fund as directors, officers, shareholders and otherwise, that the Investment Manager is or may be interested in the Fund as a shareholder or otherwise and that the effect and nature of any such interests shall be governed by law and by the provisions, if any, of said Articles of Incorporation or Bylaws.

10. A.This Agreement shall become effective upon the date hereinabove written and, unless sooner terminated as provided herein, this Agreement shall continue in effect for one year from the above written date. Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (a) by a vote of a majority of the Directors of the Fund or by vote of the holders of a majority of the Fund's outstanding voting securities of the Fund as defined in the 1940 Act and
     (b) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of such party. This Agreement may be terminated without penalty at any time either by vote of the Board of Directors of the Fund or by a vote of the holders of a majority of the outstanding voting securities of the Fund on 60 days written notice to the Investment Manager, or by the Investment Manager on 60 days written notice to the Fund. This Agreement shall immediately terminate in the event of its assignment.

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

13. This Agreement constitutes the entire agreement between the parties hereto and supersedes any prior agreement, with respect to the subject hereof whether oral or written. If any provision of this Agreement shall be held or made invalid by a court or regulatory agency, decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby.

14. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, provided, however, that nothing herein shall be construed in a manner inconsistent with the 1940 Act or any rule or regulation promulgated thereunder.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

ATTEST:                                           GLOBAL  INCOME FUND, INC.

_/s/Cory McClure                                  By:/s/Thomas Winmil


ATTEST:                                           CEF ADVISERS,  INC.
_/s/Cory McClure                                  By:/s/Joe Leung

                                                                   EXHIBIT 10(c)
                                                                     ITEM 1 OF 1

                        INVESTMENT MANAGEMENT AGREEMENT

AGREEMENT made on March 8, 2000, by and between TUXIS CORPORATION, a Maryland corporation (the "Fund") and CEF ADVISERS, INC., a Delaware corporation (the "Investment Manager")

WHEREAS the Fund intends to register under the Investment Company Act of 1940, as amended (the "1940 Act"), as a closedend management investment company; and

WHEREAS, the Fund desires to retain the Investment Manager to furnish certain investment advisory and portfolio management services to the Fund, and the Investment Manager desires to furnish such services;

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

2. The Fund assumes and shall pay all the expenses required for the conduct of its business including, but not limited to, salaries of administrative and clerical personnel, brokerage commissions, taxes, insurance, fees of the transfer agent, custodian, legal counsel and auditors, association fees, costs of filing, printing and mailing proxies, reports and notices to shareholders, preparing, filing and printing the prospectus and statement of additional information, payment of dividends, costs of stock certificates, costs of shareholders meetings, fees of the independent directors, necessary office space rental, all expenses relating to the registration or qualification of shares of the Fund under applicable Blue Sky laws and reasonable fees and expenses of counsel in connection with such registration and qualification and such nonrecurring expenses as may arise, including, without limitation, actions, suits or proceedings affecting the Fund and the legal obligation which the Fund may have to indemnify its officers and directors with respect thereto.

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

5. The Investment Manager shall create and maintain all necessary books and records in accordance with all applicable laws, rules and regulations, including but not limited to records required by Section 31(a) of the 1940 Act and the rules thereunder, as the same may be amended from time to time, pertaining to the investment management services performed by it hereunder and not otherwise created and maintained by another party pursuant to a written contract with the Fund. Where applicable, such records shall be maintained by the Investment Manager for the periods and in the places required by Rule 31a2 under the 1940 Act. The books and records pertaining to the Fund which are in the possession of the Investment Manager shall be the property of the Fund. The Fund, or the Fund's authorized representatives, shall have access to such books and records at all times during the Investment Manager's normal business hours. Upon the reasonable request of the Fund, copies of any such books and records shall be provided by the Investment Manager to the Fund or the Fund's authorized representatives.

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

7. The Investment Manager shall direct portfolio transactions to broker/dealers for execution on terms and at rates which it believes, in good faith, to be reasonable in view of the overall nature and quality of services provided by a particular broker/dealer, including brokerage and research services and sales of shares of the Fund and shares of the other funds in the Midas fund complex. The Investment Manager may also allocate portfolio transactions to broker/dealers that remit a portion of their commissions as a credit against Fund expenses. With respect to brokerage and research services, the Investment Manager may consider in the selection of broker/dealers brokerage or research provided and payment may be made of a fee higher than that charged by another broker/dealer which does not furnish brokerage or research services or which furnishes brokerage or research services deemed to be of lesser value, so long as the criteria of
     Section 28(e) of the Securities Exchange Act of 1934, as amended, or other applicable laws are met. Although the Investment Manager may direct portfolio transactions without necessarily obtaining the lowest price at which such broker/dealer, or another, may be willing to do business, the Investment Manager shall seek the best value for the Fund on each trade that circumstances in the market place permit, including the value inherent in ongoing relationships with quality brokers. To the extent any such brokerage or research services may be deemed to be additional compensation to the Investment Manager from the Fund, it is authorized by this Agreement. The Investment Manager may place brokerage for the Fund through an affiliate of the Investment Manager, provided that: the Fund not deal with such affiliate in any transaction in which such affiliate acts as principal; the commissions, fees or other remuneration received by such affiliate be reasonable and fair compared to the commissions, fees or other remuneration paid to other brokers in connection with comparable transactions involving similar securities being purchased or sold on a securities exchange during a comparable period of time; and such brokerage be undertaken in compliance with applicable law. The Investment Manager's fees under this Agreement shall not be reduced by reason of any commissions, fees or other remuneration received by such affiliate from the Fund.

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

9. Subject to and in accordance with the Articles of Incorporation and Bylaws of the Fund and of the Investment Manager, it is understood that directors, officers, agents and shareholders of the Fund are or may be interested in the Fund as directors, officers, shareholders and otherwise, that the Investment Manager is or may be interested in the Fund as a shareholder or otherwise and that the effect and nature of any such interests shall be governed by law and by the provisions, if any, of said Articles of Incorporation or Bylaws.

10. A.This Agreement shall become effective upon the date hereinabove written provided that this Agreement shall not take effect unless it has first been approved (i) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and
     (ii) by vote of the holders of a majority of the Fund's outstanding voting securities.

     B. Unless sooner terminated as provided herein, this Agreement shall continue in effect for one year from the above written date.
          Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (i) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and
          (ii) by the Board of Directors of the Fund by the vote of the holders of a majority of the outstanding voting securities of the Fund.

     C. This Agreement may be terminated without penalty at any time either by vote of the Board of Directors of the Fund or by vote of the holders of a majority of the Fund's outstanding voting securities on 60 days' written notice to the Investment Manager, or by the Investment Manager on 60 days' written notice to the Fund. This Agreement shall immediately terminate in the event of its assignment.

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

13. This Agreement constitutes the entire agreement between the parties hereto and supersedes any prior agreement, with respect to the subject hereof whether oral or written. If any provision of this Agreement shall be held or made invalid by a court or regulatory agency, decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby.

14. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, provided, however, that nothing herein shall be construed in a manner inconsistent with the 1940 Act or any rule or regulation promulgated thereunder.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

ATTEST:                                           TUXIS CORPORATION
_/s/Cory McClure                                  By:/s/Thomas Winmill

ATTEST:                                           CEF  ADVISERS,  INC.
_/s/Cory  McClure                                 By:/s/Joe Leung

       Exhibit 11 -Statement Regarding Computation of Per Share Earnings


                                             1999                       1998                        1997
                                      Basic        Diluted       Basic        Diluted       Basic         Diluted

Weighted average common
   shares outstanding                 1,655,017    1,655,017     1,391,940    1,391,940    1,370,017     1,370,017

Weighted average common
   shares issuable upon
   exercise of stock options
   under the treasury stock
   method                                   -         25,740           -         61,532          -          98,235

Weighted average common
   shares issuable upon
   exercise of warrants under
   the treasury stock method                -            -             -            -            -             -

Weighted average common
   shares and common share
   equivalents utilized for
   earnings per share
   computation                        1,655,017    1,680,757     1,391,940    1,453,472    1,370,017     1,468,252

              Exhibit 21 - Wholly-Owned Subsidiaries of the Company


CEF Advisers, Inc.,
   a Delaware corporation

Hanover Direct Advertising Company, Inc., a Delaware corporation

Investor Service Center, Inc.,
   a Delaware corporation

Midas Management Corporation,
   a Delaware corporation

Performance Properties, Inc.,
   a Delaware corporation