Form 10-Q
period 2000-05-15
WINMILL & CO INC
filed 2000-05-15
CIK 52234

As filed with the Securities and Exchange Commission on May 15, 2000



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
 __X__        Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000
                                       or
 _____         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
          For the Transition Period From _____________ to ____________

For Quarter Ended March 31, 2000                  Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
             (Exact name of registrant as specified in its charter)



                Delaware                                          13-1897916
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        11 Hanover Square, New York, New York                          10005
      (Address of principal executive offices)                      (Zip Code)


                                  212-785-0900
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2000, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Consolidated  Balance Sheets
       - (Unaudited)  March 31, 2000 and December 31, 1999                     3

        Consolidated Statements of Income (Loss)
            - (Unaudited) Three Months Ended March 31, 2000
              and March 31, 1999                                               4

        Consolidated Statements of Changes in Shareholders' Equity
                - (Unaudited) Three Months Ended
                  March 31, 2000 and March 31, 1999                            5

        Consolidated Statements of Cash Flows
            - (Unaudited) Three Months Ended
              March 31, 2000 and March 31, 1999                                6

        Notes to Consolidated Financial Statements (Unaudited)                 7

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 15

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of
                  Security Holders During First Quarter
                  of the Year Ended December 31, 2000                         17

         Management's Representation and Signatures                           18

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                              March 31,             December 31,
                                                2000                     1999
                                                          ASSETS

Current Assets:
  Cash and cash equivalents                  $   1,589,743         $   2,560,093
  Marketable securities (Note 3)                 3,462,329             4,600,928
  Management, distribution and shareholder
    administration fees receivable                 219,515               272,800
  Interest, dividends and other receivables         83,857                43,429
  Prepaid expenses and other assets                288,669               128,962
      Total Current Assets                       5,644,113             7,606,212
Real estate, net                                 1,342,344             1,325,693
Equipment, furniture and fixtures, net              92,466               102,702
Excess of cost over net book value of
   subsidiaries, net                               639,954               650,001
Deferred income taxes (Note (10)                   120,000               140,000
Other                                              273,671               265,421
                                                 2,468,435             2,483,817

      Total Assets                           $   8,112,548          $ 10,090,029



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accrued income taxes                        $   56,123           $ 1,866,600
   Accounts payable                               169,793               201,926
   Accrued professional fees                       74,555                75,055
   Accrued payroll and other related costs          5,310                72,049
   Accrued other expenses                           5,000                25,928
   Other current liabilities                        9,836                 9,836
      Total Current Liabilities                   320,617             2,251,394
Contingencies (Note 13)                               -                     -
Shareholders' Equity: (Notes 3, 6, 7 and 8)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,635,017 shares
      issued and outstanding                       16,351                16,351
   Class B, 20,000 shares authorized;
         20,000 shares issued and outstanding         200                   200
   Additional paid-in capital                   6,872,454             6,872,454
   Retained earnings                            1,505,326             1,203,303
   Notes receivable for common stock issued      (603,675)             (603,675)
   Accumulated other comprehensive income           1,275               350,002
      Total Shareholders' Equity                7,791,931             7,838,635

      Total Liabilities and Shareholders'     $ 8,112,548           $ 10,090,029
      Equity

See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                           2000             1999
Revenues:
Management, distribution, service
and administrative fees                               $ 657,703        $ 720,812
Real estate rental income                                68,883           41,754
Consulting fee                                           50,000                -
Net realized and unrealized gains from investments      270,362           56,704
Dividends, interest and other                           106,942            6,977
                                                      1,153,890          826,247

Expenses:
General and administrative                              508,737          504,924
Marketing                                                73,734          146,152
Expense reimbursements to the Funds (Note 11)            76,789           72,430
Subadvisory fees                                              -           42,136
Professional fees                                        31,476           19,683
Amortization and depreciation                            37,677           43,106
                                                        728,413          828,431

Income (loss) from continuing operations
before income taxes                                     425,477          (2,184)
Income taxes (Note 10)                                  123,454           16,347
Income (loss) from continuing operations                302,023         (18,531)

Discontinued Operations:
Income from discontinued operations (net
of $2,070,000 in income taxes)(Note 2)                        -        2,354,642
Net Income                                             $302,023       $2,336,111

Per share data:
Basic
         Income (loss) from continuing operations       $ 0.18            $(.01)
         Income from discontinued operations                -               1.42
         Net Income                                     $ 0.18            $ 1.41
Diluted
         Income (loss) from continuing operations       $ 0.18            $(.01)
         Income from discontinued operations                 -              1.39
         Net Income                                     $ 0.18            $ 1.38

Average shares outstanding:
Basic                                                 1,655,017        1,655,017
Diluted                                               1,661,473        1,694,453

  See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                     EQUITY

                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                                                                        Notes
                                                                                                     Additional     Receivable For
                                             Class A       Class B      Class A       Class B         Paid-in-      Common Stock
                                             Common        Common       Common        Common           Capital          Issued


Three Months Ended March 31, 1999

Balance, January 1, 1999                        1,635,017       20,000       $16,351          $200     $6,872,454        $(603,675)

Net income                                              -            -             -             -              -                 -
Other comprehensive income
  Change in unrealized gains
  on marketable securities                              -            -             -             -              -                 -
  Comprehensive income

  Balance, March 31, 1999                       1,635,017       20,000       $16,351          $200     $6,872,454        $(603,675)



Three Months Ended March 31, 2000

Balance, January 1, 2000                        1,635,017       20,000       $16,351          $200     $6,872,454        $(603,675)

Net income                                              -            -             -             -              -                 -
Other comprehensive income
  Change in unrealized gains
  on marketable securities                              -            -             -             -              -                 -
  Comprehensive income

  Balance, March 31, 2000                       1,635,017       20,000       $16,351          $200     $6,872,454        $(603,675)

                                                                   Accumulated
                                              Retained                 other             Total
Three Months Ended March 31, 1999             Earnings             Comprehensive     Shareholders'
                                              (Deficit)                Income          Equity
Balance, January 1, 1999
                                              $(1,325,338)              $(976)        $4,959,016
Net income
Other comprehensive income                       2,336,111                   -         2,336,111
  Change in unrealized gains
  on marketable securities
  Comprehensive income                                  -              (14,822)         (14,822)
                                                                                      2,321,289
  Balance, March 31, 1999
                                                $1,010,773            $(15,798)      $7,280,305


Three Months Ended March 31, 2000

Balance, January 1, 2000
                                                $1,203,303            $350,002       $7,838,635
Net income
Other comprehensive income                         302,023                   -          302,023
  Change in unrealized gains
  on marketable securities
  Comprehensive income                                  -            (348,727)         (348,727)
                                                                                        (46,704)
  Balance, March 31, 2000
                                                $1,505,326            $ 1,275        $7,791,931

                           WINMILL & CO. INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


   Three Months Ended March 31,
                                                                        2000                1999
Cash Flows from Operating Activities:
Net income                                                          $ 302,023         $2,336,111
Adjustments to reconcile net income to net cash provided by
(used in) Operating Activities:
Depreciation and amortization                                          37,677             43,106
Realized gain from sale of BBSI                                             -        (2,354,642)
Net realized and unrealized gains from investments                  (270,362)           (54,521)
Cash value of life insurance                                          (8,250)            (8,250)
Other                                                                   2,550            (4,908)
(Increase) decrease in:
Management, distribution and shareholder administration
fees receivable                                                       53,285             44,561
Interest, dividends and other receivables                            (40,428)          (124,412)
Prepaid expenses and other assets                                   (159,707)            249,529
Deferred tax credits                                                   20,000                  -
Other                                                                       -             43,762
Increase (decrease) in:
Accrued income taxes                                              (1,810,477)            (2,640)
Accounts payable                                                     (32,133)             88,069
Accrued professional fees                                               (500)          (254,301)
Accrued payroll and other related costs                              (66,739)           (56,673)
Accrued other expenses                                               (20,928)             16,374
Total adjustments                                                 (2,296,012)        (2,374,946)
Net cash used in Operating Activities                             (1,993,989)           (38,835)

Cash Flows from Investing Activities:
Proceeds from sale of BBSI (net of cash in discontinued
operations)                                                                 -          5,752,254
Proceeds from sales of investments                                  2,066,338             87,422
Purchases of investments                                          (1,008,653)           (65,791)
Purchases of equipment                                                      -           (13,067)
Capital expenditures                                                 (34,046)            (9,858)
Net cash provided by Investing Activities                           1,023,639          5,750,960

Cash Flows from Financing Activities:
Capitalized lease obligations                                              -             (1,822)
Net cash provided by (used in) Financing Activities                        -             (1,822)

  Net increase (decrease) in cash and cash equivalents              (970,350)          5,710,303

Cash and cash equivalents:
At beginning of period                                              2,560,093          1,403,931
At end of period                                                  $ 1,589,743         $7,114,234

Supplemental disclosure: The Company paid $1,321,000 and $0 in Federal income taxes during the three months ended March 31, 2000 or 1999.

     The Company paid approximately $0 and $20 in interest during the three months ended March 31, 2000 and March 31, 1999, respectively.

     See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

          Winmill & Co. Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (six open-end funds) and three closed-end funds as well as real estate investment and operations.

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

     CASH AND CASH EQUIVALENTS

          Investments in money market funds are considered to be cash equivalents. At March 31, 2000 and December 31, 1999, the Company and subsidiaries had invested approximately $1,261,400 and $2,199,800, respectively, in an affiliated money market fund.

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

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)

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

     RECLASSIFICATIONS

          Certain reclassifications of the 1999 financial statements have been made to conform to the 2000 presentation.

     REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT

          Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At March 31, 2000 and December 31, 1999, accumulated depreciation amounted to approximately $181,800 and $166,100, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At March 31, 2000 and December 31, 1999, accumulated depreciation amounted to approximately $808,800 and $796,900, respectively.

     EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

          The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At March 31, 2000 and December 31, 1999, accumulated amortization amounted to approximately $560,900 and $550,800, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

     COMPREHENSIVE INCOME

          The Company discloses comprehensive income in the financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities, which is reported as other comprehensive income in shareholders' equity.

     SEGMENT INFORMATION

          The Company's operating segments were organized around services provided and are classified into three groups - investment management, real estate and discount brokerage. Due to the sale of BBSI, the discount brokerage business is classified as "income from discontinued operations" on the financial statements (See Note 2). The Company's remaining business is in two industry segments.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)

     EARNINGS PER SHARE

          Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                                 March 31,
                                                           2000             1999
Numerator for basic and diluted earnings per share:
   Net income                                        $   302,023     $ 2,336,111

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                           1,655,017       1,655,017
   Effect of dilutive securities:
     Employee Stock Options                                6,456          39,436
Denominator for diluted earnings per share -
   adjusted weighted - average shares and
   assumed conversions                                 1,661,473       1,694,453

2.   DISCONTINUED OPERATIONS

     On December 17, 1998, the Company signed an agreement to sell the outstanding stock of the discount brokerage business, to a subsidiary of Royal Bank of Canada for $6 million. The sale closed on March 31, 1999. In connection with the sale, the rights to the name "Bull & Bear" was transferred to Royal Bank of Canada. In addition, Royal Bank agreed that it will cause, for the three-year period following the closing, BBSI to offer exclusively Dollar Reserves to its customers as the sole vehicle into which cash balances held by BBSI's customers may be swept on a daily basis for so long as certain conditions are met, including certain performance rankings by the Fund, in consideration of a monthly fee equal to one-twelfth of 0.25% of the aggregate average daily amount of such balances. At March 31, 2000, the value invested in Dollar Reserves by BBSI's customers was approximately $38,266,000. Further, the Company has agreed to provide or to cause its subsidiaries to provide to BBSI for a period of three years following the closing certain services with respect to the operation of a securities brokerage business for a monthly administrative fee of $16,666.67, subject to certain conditions.

                                                       Three Months Ended
                                                 March 31, 2000   March 31, 1999
Revenues                                          $     -            $ 748,786
Expenses                                                -              733,537
Income (loss) from discontinued operations
                                                        -               15,249
Gain on sale of discontinued operations:
   Proceeds, net of basis                               -            5,500,000
   Professional fees                                    -             (222,021)
   Closing bonuses                                      -             (868,586)
   Income taxes                                         -           (2,070,000)

   Total gain on sale                                   -            2,339,393

     Total income (loss) from discontinued
      perations                                    $    -          $ 2,354,642

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)

3.   MARKETABLE SECURITIES

At March 31, 2000, marketable securities consisted of:


Securities held by broker/dealer subsidiary - marked to market
Affiliated mutual funds                                              $ 2,044,285
Equity securities                                                      1,273,277
Total broker/dealer securities (cost $3,616,390)                       3,317,562

Available-for-sale securities held by other companies- marked to market
Equity securities                                                         28,874
Unaffiliated mutual funds                                                 22,492
Affiliated mutual funds                                                   93,401
       Total available-for-sale securities (cost-$143,492)               144,767
                                                                     $ 3,462,329

At December 31, 1999, marketable securities consisted of:

Securities held by broker/dealer subsidiary - marked to market
   Affiliated mutual funds                                           $ 2,063,205
   Equity securities                                                     435,875
      Total broker/dealer securities(cost-$2,861,134)                  2,499,080

Available-for-sale securities held by other companies- marked to market
   Unaffiliated mutual funds                                              23,622
   Affiliated mutual funds                                             2,046,439
   Equity securities                                                      31,787
      Total available-for-sale securities (cost - $1,751,846)          2,101,848
                                                                     $ 4,600,928


4.   LEASE COMMITMENTS

     The Company leases office space under a lease which expires December 31, 2001. The rent is approximately $103,000 per annum including electricity.

5.   REAL ESTATE OPERATIONS

     The Company owns an office building which is approximately 90% leased to various tenants. Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1999 are as follows:

            Year ending December 31,
            2000                                         $   175,500
            2001                                             189,500
            2002                                             176,100
            2003                                             154,900
            2004                                             159,400
            2005 - 2008                                      611,000
            Net minimum future lease receipts             $1,466,400

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)

6.   SHAREHOLDERS' EQUITY

     The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of March 31, 2000 and December 31, 1999, none of the Preferred Stock was issued.


7.   NET CAPITAL REQUIREMENTS

     The Company's broker/dealer subsidiary, ISC is a member firm of the National Association of Securities Dealers, Inc. and is registered with the Securities and Exchange Commission as a broker/dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than $25,000, when engaged in the sale of redeemable shares of registered investment companies, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At March 31, 2000, the subsidiary had net capital of approximately $1,018,500; net capital requirement of approximately $111,900; excess net capital of approximately $906,600; and the ratio of aggregate indebtedness to net capital were approximately 1.65 to 1.


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

                                                    Three Months Ended March 31,
                                                       2000            1999
Net income               As Reported                 $302,023     $2,336,111
                          Proforma                   $300,851     $2,179,092
Earnings per share
   Basic As Reported                                    $0.18          $1.41
                          Proforma                      $0.18          $1.32
   Diluted               As Reported                    $0.18          $1.38
                          Proforma                      $0.18          $1.29

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999: expected volatility of 54.31%, risk-free interest rate of 4.55% and expected life of three years.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999
                                  (Unaudited)

     A summary of the status of the Company's stock option plans as of March 31, 2000 and December 31, 1999 and changes during the periods ending on those dates is presented below:

                                                                     Weighted
                                                  Number              Average
                                                    of               Exercise
         Stock Options                            Shares              Price
         Outstanding at December 31, 1998          119,000            $2.05
            Granted                                280,000            $2.98
            Canceled                              (160,000)           $3.28
         Outstanding at December 31, 1999          239,000            $2.32
         Outstanding at March 31, 2000             239,000            $2.32

     There were 239,000 and 239,000 options exercisable at March 31, 2000 and December 31, 1999 with a weighted-average exercise price of $2.32 and $2.32, respectively. The weighted-average fair value of options granted was $1.18 for the year ended December 31, 1999. There were no options granted during the three months ended March 31, 2000.

     The following table summarizes information about stock options outstanding at March 31, 2000:

                             __Options Outstanding__

                                       Weighted-Average
     Range of           Number            Remaining             Weighted-Average
Exercise Prices       Outstanding      Contractual Life           Exercise Price
$1.75    - $2.375        152,000            2.9 years                   $2.14
$2.6125 - $3.00           87,000            4.1 years                   $2.63

     In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at March 31, 2000 and December 31, 1999 was $603,675, which was classified as "notes receivable for common stock issued."

9.   PENSION PLAN

     The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 2000 and March 31, 1999 were $18,625 and $8,862, respectively.


10.  INCOME TAXES

     The provision for income taxes for the three months ended March 31, 2000 and 1999 are as follows:

                                2000           1999
Current
    State and local         $ 23,454      $ 866,347
    Federal                   80,000      1,220,000
                             103,454      2,086,347
Deferred                      20,000              -
                              ======         ======
                           $ 123,454     $2,086,347

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)

     Deferred tax assets are comprised of the following at March 31, 2000 and December 31, 1999:
                                                   2000                 1999
Unrealized loss on investments                  $120,000              $140,000

11.  RELATED PARTIES

     All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the quarter ended March 31, 2000 and 1999, the Funds paid approximately $43,315 and $51,441, respectively, for co-transfer agent services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for recordkeeping services are included in management, distribution, service and administrative fees on the income statement.

     In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of $76,789 and $72,430 for the quarter ended March 31, 2000 and 1999, respectively. Certain officers of the Company also serve as officers and/or directors of the Funds.

     Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 2000, the policy had a cash surrender value of approximately $183,300 and is included in other assets in the balance sheet.

     The former discount brokerage subsidiary of the Company, BBSI received brokerage commissions of approximately $17,129 from the Funds for the three months ended March 31, 1999.


12.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The following details selected financial information by business segment.

                                   Investment       Real Estate
                                   Management        Operations          Total
March 31, 2000

Revenues                        $   707,703       $     68,883       $   776,586
Investment income                   377,048                256           377,304
Income (loss) from operations       430,568             (5,091)          425,477
Depreciation and amortization        19,677             18,000            37,677
Capital expenditures                     -              34,046            34,046
Gross identifiable assets         6,622,794          1,489,754         8,112,548

         March 31, 1999
Revenues                        $   720,812       $     41,754       $   762,566
Investment income                    63,681                 -             63,681
Income (loss) from operations         3,169             (5,353)          (2,184)
Depreciation and amortization        29,550             13,556            43,106
Capital expenditures                 13,067              9,858            22,925
Gross identifiable assets         8,952,108          1,332,165        10,284,273

13.  CONTINGENCIES

     From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of March 31, 2000, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

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

     Total revenues increased $327,643 or 40% which was primarily due to an increase in net realized and unrealized gain on investments and dividends, interest and other. The Company had net realized and unrealized gains of $270,362 on the Company's investments. Dividends, interest and other increased $99,965 due to higher earnings on the Company's investments. Management, distribution, service and administrative fees decreased $63,109 or 9% due to lower net assets in the Funds. Net assets under management were approximately $258 million at December 31, 1998, $248 million at March 31, 1999, $242 million at June 30, 1999, $249 million at September 30, 1999, $244 million at December 31, 1999, and $222 million at March 31, 2000. Rental income increased by $27,129 due to additional tenants in 2000. In the first quarter of 2000, the Company earned $50,000 in consulting fees from BBSI. Total expenses decreased $100,018 or 12% as a result of a decrease in marketing expenses of $72,418 or 49% and a decrease in subadvisory fees of $42,136. Marketing expenses decreased due to lower fulfillment and printing expenses. Effective December 1, 1999, the Midas Fund's subadvisory agreement was discontinued. General and administrative expenses increased $3,813 or 1%. Expense reimbursements to the Funds increased $4,359 or 6%. Professional fees increased $11,793 or 60%. Net income from continuing operations for the period was $302,023 or $.18 per share on a diluted basis as compared to net loss of $18,531 or $.01 per share on a diluted basis for 1999. Net gain from discontinued operations for the first three months of 1999 was $2,354,642, which included income from operations of $15,249, or $1.39 per share on a diluted basis. Net income for the period was $302,023 or $.18 per share on a diluted basis for the period as compared to net income of $2,336,111 or $1.38 per share on a diluted basis for 1999.

                        Liquidity and Capital Resources

     The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                           March 31, 2000             December 31, 1999
Working Capital                $5,323,496                    $5,354,818
Total Assets                   $8,112,548                   $10,090,029
Long Term Debt                          -                             -
Shareholders' Equity           $7,791,931                    $7,838,635


     Working capital, total assets and shareholders' equity decreased $31,322, $1,977,481 and $46,704, respectively for the three months ended March 31, 2000 .

     Total assets decreased due to the payment of federal, state, and local income taxes in the first quarter of 2000. The decrease in working capital and shareholders' equity was primarily the result of the decrease in other comprehensive income of $348,727 (marketable securities with unrealized gains were sold in 2000 and included in realized gains on the income statement) offset by net income of $302,023.

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

Part II. Other Information

Items 4. Submission  of  Matters  to a Vote of  Security  Holders  During  First
     Quarter of the Year Ended December 31, 2000

     At the annual meeting of Class B shareholder held March 7, 2000, the following matters were unanimously approved: the selection of Tait, Weller & Baker as the independent accountants of the Company and the election of Robert
D. Anderson, Bassett S. Winmill, Charles A. Carroll, Mark C. Jones, Edward G. Webb, Jr. and Thomas B. Winmill as directors of the Company.

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

                           WINMILL & CO. INCORPORATED



Dated: May 15, 2000         By:/s/ Joseph Leung
                                Joseph Leung
                                Treasurer, Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: May 15, 2000          /s/ Bassett S. Winmill
                             Bassett S. Winmill
                             Chairman of the Board,
                             Director


Dated: May 15, 2000          /s/ Robert D. Anderson
                             Robert D. Anderson
                             Vice Chairman, Director

Dated: May 15, 2000          /s/ Thomas B. Winmill
                             Thomas B. Winmill, Esq.
                             President,
                             General Counsel, Director


Dated: May 15, 2000          /s/ Charles A. Carroll
                             Charles A. Carroll, Director


Dated: May 15, 2000          /s/ Edward G. Webb, Jr.
                             Edward G. Webb, Jr., Director


Dated: May 15, 2000          /s/ Mark C. Jones
                             Mark C. Jones, Director