Form 10-Q
period 2000-06-30
WINMILL & CO INC
filed 2000-08-14
CIK 52234

As filed with the Securities and Exchange Commission on August 14, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     (Mark One)

      |X|   Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

      |_|   Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________

For Quarter Ended June 30, 2000                   Commission File Number  0-9667

                           WINMILL & CO. INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   13-1897916
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

  11 Hanover Square, New York, New York                       10005
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2000, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

    Consolidated Balance Sheets
            - (Unaudited) June 30, 2000 and December 31, 1999               3

    Consolidated Statements of Income (Loss)
            - (Unaudited) Three and Six Months Ended
               June 30, 2000 and June 30, 1999                              4

    Consolidated Statements of Changes in Shareholders' Equity
            - (Unaudited) Six Months Ended June 30, 2000 and
               June 30, 1999                                                5

    Consolidated Statements of Cash Flows
            - (Unaudited) Six Months Ended June 30, 2000 and
               June 30, 1999                                                6

    Notes to Consolidated Financial Statements (Unaudited)                  7

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          15

PART II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders
               During Second Quarter of the Year Ended
               December 31, 2000                                           17

    Management's Representation and Signatures                             18

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             June 30,         December 31,
                                                                               2000               1999
                                                                         ---------------    ---------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                              $     1,568,287    $     2,560,093
  Marketable securities (Note 3)                                               3,403,031          4,600,928
  Management, distribution and shareholder
    administration fees receivable                                               152,060            272,800
  Interest, dividends and other receivables                                      123,950             43,429
  Prepaid expenses and other assets                                              336,771            128,962
                                                                         ---------------    ---------------
      Total Current Assets                                                     5,584,099          7,606,212
                                                                         ---------------    ---------------
Real estate, net                                                               1,330,275          1,325,693
Equipment, furniture and fixtures, net                                            88,602            102,702
Excess of cost over net book value of
   subsidiaries, net                                                             629,907            650,001
Deferred income taxes (Note (10)                                                 120,000            140,000
Other                                                                            281,921            265,421
                                                                         ---------------    ---------------
                                                                               2,450,705          2,483,817
                                                                         ---------------    ---------------

      Total Assets                                                       $     8,034,804    $    10,090,029
                                                                         ===============    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accrued income taxes                                                  $        38,923    $     1,866,600
   Accounts payable                                                              153,773            201,926
   Accrued professional fees                                                      39,505             75,055
   Accrued payroll and other related costs                                        17,310             72,049
   Accrued other expenses                                                          5,000             25,928
   Other current liabilities                                                       9,836              9,836
                                                                         ---------------    ---------------
      Total Current Liabilities                                                  264,347          2,251,394
                                                                         ---------------    ---------------
Contingencies (Note 13)                                                               --                 --

Shareholders' Equity: (Notes 3, 6, 7 and 8)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,635,017 shares
      issued and outstanding                                                      16,351             16,351
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                           200                200
   Additional paid-in capital                                                  6,872,454          6,872,454
   Retained earnings                                                           1,475,820          1,203,303
   Notes receivable for common stock issued                                     (603,675)          (603,675)
   Accumulated other comprehensive income                                          9,307            350,002
                                                                         ---------------    ---------------
      Total Shareholders' Equity                                               7,770,457          7,838,635
                                                                         ---------------    ---------------

      Total Liabilities and Shareholders' Equity                         $     8,034,804    $    10,090,029
                                                                         ===============    ===============

          See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                                --------------------------------   -------------------------------
                                                                     2000              1999             2000             1999
                                                                --------------    --------------   --------------   --------------
Revenues:
 Management, distribution, service and administrative fees      $      572,596    $      812,566   $    1,230,299   $    1,517,251
 Real estate rental income                                              65,914            51,455          134,797           97,586
 Consulting fee                                                         50,000            50,000          100,000           50,000
 Net realized and unrealized gains from investments                    (55,272)            1,309          215,090           55,830
 Dividends, interest and other                                          87,432            77,346          194,374           82,130
                                                                --------------    --------------   --------------   --------------
                                                                       720,670           992,676        1,874,560        1,802,797
                                                                --------------    --------------   --------------   --------------
Expenses:
 General and administrative                                            458,764           499,283          967,501        1,039,521
 Marketing                                                             109,624           155,374          183,358          250,085
 Expense reimbursements to the Funds (Note 11)                          78,549            79,412          155,338          151,642
 Subadvisory fees                                                           --            40,513               --           82,649
 Professional fees                                                      62,501            98,685           93,977          118,568
 Amortization and depreciation                                          36,290            36,524           73,967           79,630
                                                                --------------    --------------   --------------   --------------
                                                                       745,728           909,791        1,474,141        1,722,095
                                                                --------------    --------------   --------------   --------------
 Income (loss) from continuing operations
  before income taxes                                                  (25,058)           82,885          400,419           80,702
 Income taxes (Note 10)                                                  4,448            19,099          127,902           35,446
                                                                --------------    --------------   --------------   --------------
 Income (loss) from continuing operations                              (29,506)           63,786          272,517           45,256
                                                                --------------    --------------   --------------   --------------
Discontinued Operations:
     Income (loss) from discontinued operations (Note 2)                    --                --               --        2,354,642
                                                                --------------    --------------   --------------   --------------
Net Income                                                      $      (29,506)   $       63,786   $      272,517   $    2,399,898
                                                                ==============    ==============   ==============   ==============
Per share data:
   Basic
         Income (loss) from continuing operations               $         (.02)   $          .04   $          .16   $          .03
         Income (loss) from discontinued operation                          --                --               --             1.42
                                                                --------------    --------------   --------------   --------------
         Net Income                                             $         (.02)   $          .04   $          .16   $         1.45
                                                                ==============    ==============   ==============   ==============
   Diluted
         Income (loss) from continuing operations               $         (.02)   $          .04   $          .16   $          .03
         Income (loss) from discontinued operations                         --                --               --             1.39
                                                                --------------    --------------   --------------   --------------
         Net Income                                             $         (.02)   $          .04   $          .16   $         1.42
                                                                ==============    ==============   ==============   ==============
   Average shares outstanding:
      Basic                                                          1,655,017         1,655,017        1,655,017        1,655,017
                                                                ==============    ==============   ==============   ==============
      Diluted                                                        1,655,017         1,690,212        1,660,654        1,690,056
                                                                ==============    ==============   ==============   ==============

        See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                                                    Additional
                                     Class A          Class B         Class A        Class B         Paid-in-
                                     Common           Common          Common         Common          Capital
                                 -------------    -------------   -------------   -------------   -------------
Six Months Ended June 30, 1999

Balance, January 1, 1999             1,635,017           20,000   $      16,351   $         200   $   6,872,454

Net income                                  --               --              --              --              --
Other comprehensive income
  Change in unrealized gains
   on marketable securities                 --               --              --              --              --
                                 -------------    -------------   -------------   -------------   -------------
  Comprehensive income

  Balance, June 30, 1999             1,635,017           20,000   $      16,351   $         200   $   6,872,454
                                 =============    =============   =============   =============   =============

Six Months Ended June 30, 2000

Balance, January 1, 2000             1,635,017           20,000   $      16,351   $         200   $   6,872,454

Net income                                  --               --              --              --              --
Other comprehensive income
  Change in unrealized gains
   on marketable securities                 --               --              --              --              --
                                 -------------    -------------   -------------   -------------   -------------
  Comprehensive income

  Balance, June 30, 2000             1,635,017           20,000   $      16,351   $         200   $   6,872,454
                                 =============    =============   =============   =============   =============

                                      Notes                          Accumulated
                                    Receivable        Retained          other             Total
                                    For Common        Earnings       Comprehensive    Shareholders'
                                   Stock Issued       (Deficit)         Income           Equity
                                   -------------    -------------    -------------    -------------
Six Months Ended June 30, 1999

Balance, January 1, 1999           $    (603,675)   $  (1,325,338)   $        (976)   $   4,959,016

Net income                                    --        2,399,898               --        2,399,898
Other comprehensive income
  Change in unrealized gains
   on marketable securities                   --               --           14,983           14,983
                                   -------------    -------------    -------------    -------------
  Comprehensive income                                                                    2,414,881
                                                                                      -------------
  Balance, June 30, 1999           $    (603,675)   $   1,074,560    $      14,007    $   7,373,897
                                   =============    =============    =============    =============

Six Months Ended June 30, 2000

Balance, January 1, 2000           $    (603,675)   $   1,203,303    $     350,002    $   7,838,635

Net income                                    --          272,517               --          272,517
Other comprehensive income
  Change in unrealized gains
   on marketable securities                   --               --         (340,695)        (340,695)
                                   -------------    -------------    -------------    -------------
  Comprehensive income                                                                      (68,178)
                                                                                      -------------
  Balance, June 30, 2000           $    (603,675)   $   1,475,820    $       9,307    $   7,770,457
                                   =============    =============    =============    =============

                           WINMILL & CO. INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended June 30,
                                                                    ----------------------------------
                                                                          2000               1999
                                                                    ---------------    ---------------
Cash Flows from Operating Activities:
 Net income                                                         $       272,517    $     2,399,898
                                                                    ---------------    ---------------
 Adjustments to reconcile net income to net cash provided by
 (used in) Operating Activities:
   Depreciation and amortization                                             73,967             79,630
   Realized gain from sale of BBSI                                               --         (2,354,642)
   Net realized and unrealized gains from investments                      (215,090)           (55,830)
   Cash value of life insurance                                             (16,500)           (16,500)
   Other                                                                      3,983             (3,336)
 (Increase) decrease in:
     Management, distribution and shareholder administration
       fees receivable                                                      120,740             57,683
     Interest, dividends and other receivables                              (80,521)          (106,275)
     Prepaid expenses and other assets                                     (207,809)           273,624
     Deferred tax credits                                                    20,000              8,500
     Other                                                                       --             43,762
  Increase (decrease) in:
     Accrued income taxes                                                (1,827,677)            11,928
     Accounts payable                                                       (48,153)            37,497
     Accrued professional fees                                              (35,550)          (305,801)
     Accrued payroll and other related costs                                (54,739)          (916,417)
     Accrued other expenses                                                 (20,928)            65,672
                                                                    ---------------    ---------------
 Total adjustments                                                       (2,288,277)        (3,180,505)
                                                                    ---------------    ---------------
  Net cash used in Operating Activities                                  (2,015,760)          (780,607)
                                                                    ---------------    ---------------
Cash Flows from Investing Activities:
 Proceeds from sale of BBSI (net of cash in discontinued
  operations)                                                                    --          5,752,254
 Proceeds from sales of investments                                       2,152,357            176,863
 Purchases of investments                                                (1,084,048)          (558,857)
 Purchases of equipment                                                          --            (13,067)
 Capital expenditures                                                       (44,355)           (25,490)
                                                                    ---------------    ---------------
  Net cash provided by Investing Activities                               1,023,954          5,331,703
                                                                    ---------------    ---------------
Cash Flows from Financing Activities:
 Capitalized lease obligations                                                   --             (4,578)
                                                                    ---------------    ---------------
  Net cash provided by (used in) Financing Activities                            --             (4,578)
                                                                    ---------------    ---------------

 Net increase (decrease) in cash and cash equivalents                      (991,806)         4,546,518

Cash and cash equivalents:
 At beginning of period                                                   2,560,093          1,403,931
                                                                    ---------------    ---------------
 At end of period                                                   $     1,568,287    $     5,950,449
                                                                    ===============    ===============

Supplemental disclosure:      The Company paid $1,346,000 and $0 in Federal
                              income taxes during the six months ended June 30, 2000 and 1999.

                              The Company paid approximately $0 and $20 in interest during the six months ended June 30, 2000 and June 30, 1999, respectively.

        See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

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

      CASH AND CASH EQUIVALENTS

            Investments in money market funds are considered to be cash equivalents. At June 30, 2000 and December 31, 1999, the Company and subsidiaries had invested approximately $1,376,000 and $2,199,800, respectively, in an affiliated money market fund.

      MARKETABLE SECURITIES

            The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and are marked to market, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

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

      REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT

            Real estate held for investment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At June 30, 2000 and December 31, 1999, accumulated depreciation amounted to approximately $198,900 and $166,100, respectively. Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At June 30, 2000 and December 31, 1999, accumulated depreciation amounted to approximately $881,200 and $796,900, respectively.

      EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

            The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At June 30, 2000 and December 31, 1999, accumulated amortization amounted to approximately $570,900 and $550,800, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

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

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

      EARNINGS PER SHARE

            Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                                   3 months ended June 30          6 months ended June 30
                                                                   ----------------------          ----------------------
                                                                    2000             1999            2000            1999
                                                                    ----             ----            ----            ----
            Numerator for
            basic and diluted earnings per share:
            Net income                                     $     (29,506)   $      63,786   $     272,517   $   2,399,898
                                                           =============    =============   =============   =============
            Denominators:
            Denominator for basic earnings per share -
              weighted-average shares                          1,655,017        1,655,017       1,655,017       1,655,017
            Effect of dilutive securities:
              Employee Stock Options                                  --           35,195           5,637          35,039
                                                           -------------    -------------   -------------   -------------
            Denominator for diluted earnings per share -
              adjusted weighted - average shares and
              assumed conversions                              1,655,017        1,690,212       1,660,654       1,690,056
                                                           =============    =============   =============   =============

2.    DISCONTINUED OPERATIONS

      On December 17, 1998, the Company signed an agreement to sell the outstanding stock of the discount brokerage business, to a subsidiary of Royal Bank of Canada for $6 million. The sale closed on March 31, 1999. In connection with the sale, the rights to the name "Bull & Bear" was transferred to Royal Bank of Canada. In addition, Royal Bank agreed that it will cause, for the three-year period following the closing, BBSI to offer exclusively Dollar Reserves to its customers as the sole vehicle into which cash balances held by BBSI's customers may be swept on a daily basis for so long as certain conditions are met, including certain performance rankings by the Fund, in consideration of a monthly fee equal to one-twelfth of 0.25% of the aggregate average daily amount of such balances. At June 30, 2000, the value invested in Dollar Reserves by BBSI's customers was approximately $32,164,000. Further, the Company has agreed to provide or to cause its subsidiaries to provide to BBSI for a period of three years following the closing certain services with respect to the operation of a securities brokerage business for a monthly administrative fee of $16,666.67, subject to certain conditions.

                                                                     Six Months Ended
                                                                     ----------------
                                                              June 30, 2000     June 30, 1999
                                                             ---------------   ---------------
        Revenues                                             $            --   $       748,786
        Expenses                                                          --           733,537
                                                             ---------------   ---------------
        Income (loss) from discontinued operations                        --            15,249
                                                             ---------------   ---------------
        Gain on sale of discontinued operations:
           Proceeds, net of basis                                         --         5,500,000
           Professional fees                                              --          (222,021)
           Closing bonuses                                                --          (868,586)
           Income taxes                                                   --        (2,070,000)
                                                             ---------------   ---------------
              Total gain on sale                                          --         2,339,393
                                                             ---------------   ---------------
                 Total income (loss) from discontinued
                 operations                                  $            --   $     2,354,642
                                                             ===============   ===============

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

3.    MARKETABLE SECURITIES

      At June 30, 2000, marketable securities consisted of:

                                                                                               Market Value
                                                                                              --------------
      Securities held by broker/dealer subsidiary - marked to market
         Investment companies advised by subsidiaries                                         $    2,089,251
         Equity securities                                                                         1,253,117
                                                                                              --------------
            Total broker/dealer securities (cost $3,672,804)                                       3,342,368
                                                                                              --------------
      Available-for-sale securities held by other companies marked to market
         Equity securities                                                                            27,467
         Unaffiliated mutual funds                                                                    33,196
                                                                                              --------------
            Total available-for-sale securities (cost $51,356)                                        60,663
                                                                                              --------------

                                                                                              $    3,403,031
                                                                                              ==============
      At December 31, 1999, marketable securities consisted of:

      Securities held by broker/dealer subsidiary - marked to market
         Investment companies advised by subsidiaries                                         $    2,063,205
         Equity securities                                                                           435,875
                                                                                              --------------
            Total broker/dealer securities (cost $2,861,134)                                       2,499,080
                                                                                              --------------
      Available-for-sale securities held by other companies marked to market
         Unaffiliated mutual funds                                                                    23,622
         Investment companies advised by subsidiaries                                              2,046,439
         Equity securities                                                                            31,787
                                                                                              --------------
            Total available-for-sale securities (cost $1,751,846)                                  2,101,848
                                                                                              --------------
                                                                                              $    4,600,928
                                                                                              ==============

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

5.    REAL ESTATE OPERATIONS

      The Company owns an office building which is approximately 90% leased to various tenants. Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1999 are as follows:

            Year ending December 31,
            ------------------------
            2000                                              $  175,500
            2001                                                 189,500
            2002                                                 176,100
            2003                                                 154,900
            2004                                                 159,400
            2005 - 2008                                          611,000
                                                              ----------
            Net minimum future lease receipts                 $1,466,400
                                                              ==========

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

6.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of June 30, 2000 and December 31, 1999, none of the Preferred Stock was issued.

7.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiary, Investor Service Center, Inc. ("ISC"), is a member firm of the National Association of Securities Dealers, Inc. and is registered with the Securities and Exchange Commission as a broker/dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, when engaged in the sale of redeemable shares of registered investment companies and trading for its own account, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At June 30, 2000, the subsidiary had net capital of approximately $1,011,800; net capital requirement of approximately $114,400; excess net capital of approximately $897,400; and the ratio of aggregate indebtedness to net capital were approximately 1.70 to 1.

8.    STOCK OPTIONS

      In December 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended in February 1996 to make certain technical changes, in October 1997 to increase the maximum number of options to 450,000, and in March 1999 to increase the maximum number of options to 600,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. Two of the non-employee directors were granted 10,000 options each on December 6, 1995 and 5,000 options each on October 29, 1997. New non-employee directors were granted 10,000 options on September 8, 1998 and June 13, 2000. In September 1999, three non-employee directors were granted 10,000 options each. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years.

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

                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                ---------------------------       -------------------------
                                                 2000                 1999           2000            1999
                                                 ----                 ----           ----            ----

                 Net income    As Reported     $(29,506)             $63,786       $272,517      $2,399,898
                                Proforma       $(30,678)             $58,806       $270,173      $2,236,754
         Earnings per share
            Basic              As Reported        $(.02)                $.04           $.16           $1.45
                                Proforma          $(.02)                $.04           $.16           $1.35
            Diluted            As Reported        $(.02)                $.04           $.16           $1.42
                                Proforma          $(.02)                $.03           $.16           $1.32

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999: expected volatility of 54.31%, risk-free interest rate of 4.55% and expected life of three years.

      A summary of the status of the Company's stock option plans as of June 30, 2000 and December 31, 1999 and changes during the periods ending on those dates is presented below:

                                                                      Weighted
                                                       Number          Average
                                                         of           Exercise
         Stock Options                                 Shares           Price
         -------------                                --------        ---------
         Outstanding at December 31, 1998              119,000          $2.05
            Granted                                    280,000          $2.98
            Canceled                                  (160,000)         $3.28
                                                      --------
         Outstanding at December 31, 1999              239,000          $2.32
            Canceled                                    (7,000)         $2.21
            Granted                                     10,000          $1.97
                                                      --------
         Outstanding at June 30, 2000                  242,000          $2.32
                                                      ========

      There were 242,000 and 239,000 options exercisable at June 30, 2000 and December 31, 1999 with a weighted-average exercise price of $2.32 and $2.32, respectively. The weighted-average fair value of options granted was $1.18 for the year ended December 31, 1999. There were 10,000 options granted during the six months ended June 30, 2000.

      The following table summarizes information about stock options outstanding at June 30, 2000:

                                                Options Outstanding
                              ---------------------------------------------------------------
                                                  Weighted-Average
             Range of           Number               Remaining               Weighted-Average
         Exercise Prices      Outstanding         Contractual Life            Exercise Price
         ---------------      -----------        -------------------         ----------------
         $1.75   - $2.37        145,000               2.6 years                   $2.14
         $2.6125 - $3.00         87,000               3.9 years                   $2.63

      In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at June 30, 2000 and December 31, 1999 was $603,675, which was classified as "notes receivable for common stock issued."

9.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the six months ended June 30, 2000 and March 31, 1999 were $28,690 and $19,717 respectively.

10.   INCOME TAXES

      The provision for income taxes for the six months ended June 30, 2000 and 1999 are as follows:

                                             2000            1999
                                             ----            ----
       Current
           State and local                 $ 27,902       $ 11,468
           Federal                           80,000         23,978
                                           --------        -------
                                            107,902         35,446

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

             Deferred                                 20,000
             From discontinued operations                 --      2,070,000
                                                   ---------     ----------
                                                   $ 127,902     $2,105,446
                                                   =========     ==========

      Deferred tax assets are comprised of the following at June 30, 2000 and December 31, 1999:

                                                      2000           1999
                                                      ----           ----
             Unrealized loss on investments         $120,000       $140,000
                                                    --------       --------

11.   RELATED PARTIES

      All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the six months ended June 30, 2000 and 1999, the Funds paid approximately $83,990 and $103,662, respectively, for co-transfer agent recordkkeeping services to ISC, which paid such amounts to certain brokers for performing such services. These payments for recordkkeeping services are included in management, distribution, service and administrative fees on the income statement.

      In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of $155,338 and $151,642 for the six months ended June 30, 2000 and 1999, respectively. Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of June 30, 2000, the policy had a cash surrender value of approximately $191,500 and is included in other assets in the balance sheet.

12.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

      The following details selected financial information by business segment.

                                                     Investment        Real Estate
                                                     Management         Operations           Total
                                                     ----------         ----------           -----
         June 30, 2000
             Revenues                              $   1,330,299       $    134,797    $    1,465,096
             Investment income                           408,921                543           409,464
             Income (loss) from operations               411,397            (10,978)          400,419
             Depreciation and amortization                38,467             35,500            73,967
             Capital expenditures                             --             39,055            39,055
             Gross identifiable assets                 6,532,665          1,502,139         8,034,804

         June 30, 1999
             Revenues                              $   1,567,251       $     97,586     $   1,664,837
             Investment income                           137,564                396           137,960
             Income (loss) from operations                93,016            (12,314)           80,702
             Depreciation and amortization                39,413             40,217            79,630
             Capital expenditures                         13,067             25,490            38,557
             Gross identifiable assets                 8,026,439          1,450,702         9,477,141

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

13.   CONTINGENCIES

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of June 30, 2000, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

      Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market fund, which has lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower net asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 11 of the financial statements. On December 17, 1998, the Company signed an agreement to sell the outstanding stock of Bull & Bear Securities, Inc ("BBSI"), the discount brokerage business, to a subsidiary of Royal Bank of Canada. The transaction, which was approved by the regulatory authorities in Canada and the United States, closed on March 31, 1999. The Company received $6 million in proceeds from the sale. At the time of the sale, BBSI had net equity of $500,000. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries changed their names. The Company recorded a gain from the sale of $2,354,642, net of related expenses including professional fees, closing bonuses and income tax expense.

      Total revenues decreased $272,006 or 27% which was primarily due to a decrease in management and distribution fees of $239,970 or 30% reflecting lower net assets under management. Net assets under management were approximately $258 million at December 31, 1998, $248 million at March 31, 1999, $242 million at June 30, 1999, $249 million at September 30, 1999, $258 million at December 31, 1999, $222 million at March 31, 2000 and $198 million at June 30, 2000. Rental income increased $14,459. The increase was attributable to higher base rents in 2000. In the second quarter of 2000, the Company earned $50,000 in consulting fees from BBSI. The Company had net realized and unrealized losses of $55,272 on the sale of the Company's investments. Dividends, interest and other income increased $10,086 due to higher earnings from the Company's investments.

      Total expenses decreased $164,063 or 18%. General and administrative expenses decreased $40,519 or 8%. Expense reimbursements to the Funds decreased $863. Marketing expenses decreased $45,750 or 29% due to lower fulfillment expenses and lower payments to other brokers for distributing the Company's open-end Funds. Effective December 1, 1999, the Midas Fund's subadvisory agreement was discontinued. Professional fees decreased $36,184 or 37%. Net loss from continuing operations for the period was $29,506 or $.02 per share on a diluted basis as compared to net income of $63,786 or $.04 diluted earnings per share for 1999.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

      Total revenues increased $71,763 or 4%. Management and distribution fees decreased $286,952 or 19%. Net assets under management were approximately $258 million at December 31, 1998, $248 million at March 31, 1999, $242 million at June 30, 1999, $249 million at September 30, 1999, $258 million at December 31, 1999, $222 million at March 31, 2000 and $198 million at June 30, 2000. Rental income increased $37,211. The increase was attributable to additional rental income in 2000. In 2000, the Company earned $100,000 in consulting fees from BBSI. The Company had net realized gains of $215,090 on the sale of the Company's investments. Dividends, interest and other income increased $112,244 due to higher earnings from the Company's securities investments.

      Total expenses decreased $247,954 or 14%. General and administrative expenses decreased $72,020 or 7%. Expense reimbursements to the Funds increased $3,696 or 2% due to higher waivers of management fees in certain Funds. Marketing expenses decreased $66,727 or 27% due to lower fulfillment expenses and lower payments to other brokers for distributing the Company's open-end Funds. Effective December 1, 1999, the Midas Funds subadvisory agreement was discontinued. Professional fees decreased $24,591 or 21%. Net income from continuing operations for the period was $272,517 or $.16 per share on a diluted basis as compared to net income of $45,256 or $.03 per share on a diluted basis for 1999. Net gain from discontinued operations for the first six months of 1999 was $2,354,642, which included income from operations of $15,249 or $1.39 per share on a diluted basis. Net income for the period was $272,517 or $.16 per share on a diluted basis for the period as compared to net income of $2,399,898 or $1.42 per share on a diluted basis for 1999.

Liquidity and Capital Resources
-------------------------------

The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                      June 30, 2000           December 31, 1999
                                      -------------           -----------------
Working Capital                         $5,319,752                $5,354,818
Total Assets                            $8,034,804               $10,090,029
Long Term Debt                                  --                        --
Shareholders' Equity                    $7,770,457                $7,838,635

      Working capital, total assets and shareholders' equity decreased $35,066, $2,055,225 and $68,178, respectively for the six months ended June 30, 2000 .

      Total assets decreased due to the payment of federal, state, and local income taxes in the first quarter of 2000. The decrease in working capital and shareholders' equity was primarily the result of the decrease in other comprehensive income of $340,695 (marketable securities with unrealized gains were sold in 2000 and included in realized gains on the income statement) offset by net income of $272,517.

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

Part II. Other Information
--------------------------

Items 4. Submission of Matters to a Vote of Security Holders During Second
--------------------------------------------------------------------------
         Quarter of the Year Ended December 31, 2000
         -------------------------------------------

      At a special meeting of Class B shareholder held June 13, 2000, the Bylaws of the Company were amended to increase to seven the number of directors of the Company and Mark C. Winmill was elected as a director of the Company.

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

                                        WINMILL & CO. INCORPORATED


Dated: August 14, 2000                  By: /s/ Minja Fleer
                                           -------------------------------------
                                            Minja Fleer
                                            Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: August 14, 2000                      /s/ Bassett S. Winmill
                                            ------------------------------------
                                            Bassett S. Winmill
                                            Chairman of the Board,
                                            Director


Dated: August 14, 2000                      /s/ Robert D. Anderson
                                            ------------------------------------
                                            Robert D. Anderson
                                            Vice Chairman, Director


Dated: August 14, 2000                      /s/ Thomas B. Winmill
                                            ------------------------------------
                                            Thomas B. Winmill, Esq.
                                            President,
                                            General Counsel, Director


Dated: August 14, 2000                      /s/ Charles A. Carroll
                                            ------------------------------------
                                            Charles A. Carroll, Director


Dated: August 14, 2000                      /s/ Edward G. Webb
                                            ------------------------------------
                                            Edward G. Webb, Jr., Director


Dated: August 14, 2000                      /s/ Mark C. Jones
                                            ------------------------------------
                                            Mark C. Jones, Director


Dated: August 14, 2000                      Mark C. Winmill
                                            ------------------------------------
                                            Mark C. Winmill, Director