Form 10-Q
period 2000-11-14
WINMILL & CO INC
filed 2000-11-15
CIK 52234

As filed with the Securities and Exchange Commission on November 14, 2000
    -------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     (Mark One)
         X       Quarterly Report Pursuant to Section 13 or 15(d) of the
      --------               Securities Exchange Act of 1934
                   For the quarterly period ended September 30, 2000
                                       or
      --------   Transition Report Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934
                For the Transition Period From _____________ to ____________

For Quarter Ended September 30, 2000              Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                              13-1897916
--------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)


        11 Hanover Square, New York, New York                     10005
--------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)



                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                      ----------   ----------


     The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2000, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Consolidated Balance Sheets
     - (Unaudited) September 30, 2000 and December 31, 1999                    3

    Consolidated Statements of Income (Loss)
     - (Unaudited) Three and Nine Months Ended September 30, 2000              4
       and September 30, 1999

    Consolidated Statements of Changes in Shareholders' Equity                 5
     - (Unaudited) Nine Months Ended September 30, 2000
       and September 30, 1999

    Consolidated Statements of Cash Flows
     - (Unaudited) Nine Months Ended September 30, 2000                        6
       and September 30, 1999

    Notes to Consolidated Financial Statements (Unaudited)                     7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    15



PART II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders              17
              During Third Quarter of the Year Ended December 31, 2000

    Management's Representation and Signatures                                18

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,     December 31,
                                                      2000              1999
                                                  -------------     ------------

                                     ASSETS


Current Assets:
  Cash and cash equivalents                       $  1,226,421      $  2,560,093
  Marketable securities (Note 3)                     4,016,680         4,600,928
  Management, distribution and shareholder
    administration fees receivable                      51,953           272,800
  Interest, dividends and other receivables            114,682            43,429
  Prepaid expenses and other assets                    391,773           128,962
                                                  ------------      ------------
      Total Current Assets                           5,801,509         7,606,212
                                                  ------------      ------------
Real estate, net                                     1,316,213         1,325,693
Equipment, furniture and fixtures, net                  77,844           102,702
Excess of cost over net book value of
   subsidiaries, net                                   457,360           650,001
Deferred income taxes (Note 10)                        114,000           140,000
Other                                                  290,171           265,421
                                                  ------------      ------------
                                                     2,255,588         2,483,817
                                                  ------------      ------------

      Total Assets                                 $ 8,057,097      $ 10,090,029
                                                  ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accrued income taxes                               $ 60,720       $ 1,866,600
   Accounts payable                                    186,358           201,926
   Accrued professional fees                            70,657            75,055
   Accrued payroll and other related costs              29,310            72,049
   Accrued other expenses                                   --            25,928
   Other current liabilities                             9,836             9,836
                                                  ------------      ------------
      Total Current Liabilities                        356,881         2,251,394
                                                  ------------      ------------
Shareholders' Equity: (Notes 3, 6, 7 and 8)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,635,017 shares
      issued and outstanding                            16,351            16,351
   Class B, 20,000 shares authorized;
         20,000 shares issued and outstanding              200               200
   Additional paid-in capital                        6,872,454         6,872,454
   Retained earnings                                 1,409,186         1,203,303
   Notes receivable for common stock issued          (603,675)         (603,675)
   Accumulated other comprehensive income                5,700           350,002
                                                   -----------      ------------
      Total Shareholders' Equity                     7,700,216         7,838,635
                                                   -----------      ------------

      Total Liabilities and Shareholders'          $ 8,057,097     $ 10,090,029
      Equity                                       ===========     ============



See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)



                                      Three Months Ended       Nine Months Ended
                                           Sept. 30,                Sept. 30,
                                      ------------------       -----------------
                                         2000      1999         2000       1999
                                         ----      ----         ----       ----
Revenues:
Management, distribution, service    $550,478  $716,660   $1,780,777  $2,233,911
 and administrative fees
Real estate rental income              64,261    55,391      199,058     152,977
Consulting fee                         50,000    50,000      150,000     100,000
Net realized and unrealized gains     127,894  (394,106)     342,984   (338,276)
 from investments
Dividends, interest and other          79,156   137,912      273,530     220,042
                                     --------  --------    ---------  ----------
                                      871,789   565,857    2,746,349   2,368,654
                                     --------  --------    ---------  ----------
Expenses:
General and administrative            503,611   455,172    1,471,112   1,494,693
Marketing                              76,886   118,942      260,244     369,027
Expense reimbursements to the          68,286    68,414      223,624     220,056
 Funds (Note 11)
Subadvisory fees                           --    37,652           --     120,301
Professional                           52,992    31,029      146,969     149,597
Amortization and depreciation          35,425    36,794      109,392     116,424
Write-down of intangible assets       162,500        --      162,500          --
                                     --------  --------    ---------  ----------
                                      899,700   748,003    2,373,841   2,470,098
                                     --------  --------    ---------  ----------

Income (loss) from continuing
 operations before income taxes      (27,911)  (182,146)     372,508   (101,444)
Income taxes (Note 10)                 38,723  (42,999)      166,625     (7,553)
                                     --------  --------    ---------  ----------
Income (loss) from continuing        (66,634)  (139,147)     205,883    (93,891)
 operations                          --------  --------    ---------  ----------


Discontinued Operations:
Income (loss) from discontinued           --        --           --    2,354,642
 operations  (Note 2)               --------   --------    ---------  ----------
Net Income (loss)                   $(66,634) $(139,147)    $205,883  $2,260,751
                                    =========  =========   =========  ==========



Per share data:
Basic
 Income (loss) from continuing        $ (.04)    $ (.08)        $.12     $ (.06)
 operations
 Income (loss) from discontinued        (.00)      (.00)        (.00)       1.42
 operation                           --------   --------    ---------  ---------
Net Income                            $ (.04)    $ (.08)       $ .12      $ 1.36
                                     ========   ========    =========  =========

Diluted
 Income (loss) from continuing        $ (.04)    $ (.08)       $ .12     $ (.06)
 operations
 Income (loss) from discontinued        (.00)      (.00)        (.00)       1.40
 operations                          --------   --------    ---------  ---------
 Net Income                           $ (.04)    $ (.08)       $ .12      $ 1.34
                                     ========   ========    =========  =========
Average shares outstanding:
 Basic                               1,655,017  1,655,017   1,655,017  1,655,017
                                     =========  =========   =========  =========
 Diluted                             1,655,017  1,655,017   1,659,839  1,684,605
                                     =========  =========   =========  =========






        See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                                   Notes
                                                                                   Additional    Receivable        Retained
                                        Class A    Class B    Class A    Class B     Paid-in-     For Common       Earnings
                                         Common     Common     Common     Common      Capital   Stock Issued       (Deficit)
                                        -------    -------    -------    -------   ----------   ------------       ---------


Nine Months Ended Sept.30, 1999
-------------------------------
Balance, January 1, 1999              1,635,017     20,000    $16,351       $200   $6,872,454     $(603,675)    $(1,325,338)

Net income                                   --         --         --         --           --             --       2,260,751
Other comprehensive income
  Change in unrealized gains
  on marketable securities                   --         --         --         --           --             --              --
                                      ---------    -------    -------       ----   ----------     ----------    ------------
  Comprehensive income


  Balance, September 30, 1999         1,635,017     20,000    $16,351       $200   $6,872,454     $(603,675)        $935,413
                                      =========     ======    =======       ====   ==========     ==========        ========



Nine Months Ended Sept. 30, 2000
--------------------------------
Balance, January 1, 2000              1,635,017     20,000    $16,351       $200

Net income                                   --         --         --         --
Other comprehensive income
  Change in unrealized gains
  on marketable securities                   --         --          --        --
                                      ---------    -------    --------      ----
  Comprehensive income


  Balance, September 30, 2000         1,635,017     20,000     $16,351      $200
                                      =========     ======     =======      ====



                                                 Accumulated
                                                   other              Total
                                                Comprehensive      Shareholders'
                                                   Income             Equity
                                                -------------      -------------

Nine Months Ended Sept.30, 1999
-------------------------------                       $(976)        $4,959,016
Balance, January 1, 1999
                                                          --         2,260,751
Net income
Other comprehensive income
  Change in unrealized gains                        (13,780)          (13,780)
  on marketable securities                          --------        ----------
                                                                     2,246,971
  Comprehensive income                                              ----------

                                                    $(14,756)       $7,205,987
  Balance, September 30, 1999                       =========       ==========



Nine Months Ended Sept. 30, 2000
--------------------------------
Balance, January 1, 2000                             $350,002       $7,838,635

Net income                                                 --          205,883
Other comprehensive income
  Change in unrealized gains
  on marketable securities                           (344,302)       (344,302)
                                                     ---------      ----------
  Comprehensive income                                               (138,419)
                                                                    ----------

  Balance, September 30, 2000                         $ 5,700       $7,700,216
                                                     ========       ==========

                           WINMILL & CO. INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                          2000            1999
                                                        --------         -------
Cash Flows from Operating Activities:
 Net income (loss)                                      $ 205,883     $2,260,751
                                                        ---------     ----------
 Adjustments to reconcile net income to net cash
 provided by (used in) Operating Activities:
  Depreciation and amortization                           109,391        116,424
  Write-down of intangible asset                          162,500             --
  Realized gain from sale of BBSI                              --    (2,354,642)
  Net realized and unrealized gains from                (342,984)        338,276
   investments
  Cash value of life insurance                          (24,750)       (24,750)
  Other                                                    3,167       (16,976)
(Increase) decrease in:
  Management, distribution and shareholder
  administration fees receivable                         220,847         87,744
  Interest, dividends and other receivables             (71,253)      (100,030)
  Prepaid expenses and other assets                    (262,811)        292,500
  Deferred tax credits                                    26,000      (115,000)
  Other                                                       --         43,763
 Increase (decrease) in:
  Accrued income taxes                                 (1,805,880)        86,428
  Accounts payable                                        (15,568)        13,312
  Accrued professional fees                                (4,398)     (284,802)
  Accrued payroll and other related costs                 (42,739)     (907,592)
  Accrued other expenses                                  (25,928)        37,307
  Other                                                        --         17,607
                                                       ----------    -----------
Total adjustments                                      (2,074,406)   (2,770,431)
                                                       -----------   -----------
 Net cash used in Operating Activities                 (1,868,523)     (509,680)
                                                       -----------     ---------

Cash Flows from Investing Activities:
 Proceeds from sale of BBSI (net of
 cash in discontinued operations)                               --     5,752,254
 Proceeds from sales of investments                      2,245,520       202,368
 Purchases of investments                               (1,665,757)  (1,845,367)
 Purchases of equipment                                         --      (13,067)
 Capital expenditures                                      (44,912)     (49,530)
                                                        -----------  -----------
  Net cash provided by Investing Activities                 534,851    4,046,658
                                                        -----------    ---------

Cash Flows from Financing Activities:
 Capitalized lease obligations                                   --      (4,749)
                                                        -----------    ---------
  Net cash provided by (used in) Financing                       --      (4,749)
  Activities                                            -----------    ---------

  Net increase (decrease) in cash and cash              (1,333,672)    3,532,229
  equivalents
Cash and cash equivalents:
 At beginning of period                                   2,560,093    1,403,931
                                                         ----------    ---------
 At end of period                                        $1,226,421   $4,936,160
                                                         ==========   ==========

Supplemental disclosure:       The Company paid $1,475,000 and $0 in Federal
                               income  taxes  during the nine months ended
                               September 30, 2000 and 1999.

See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)

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

     CASH AND CASH EQUIVALENTS

     Investments in money market funds are considered to be cash equivalents. At September 30, 2000 and December 31, 1999, the Company and subsidiaries had invested approximately $847,000 and $2,199,800, respectively, in an affiliated money market fund.

     MARKETABLE SECURITIES

     The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and are marked to market, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)

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

     REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT

     Real estate is recorded at cost and is depreciated on a straight-line basis over its estimated useful life. At September 30, 2000 and December 31, 1999, real estate accumulated depreciation amounted to approximately $215,700 and $166,100, respectively. The Company has signed an agreement in connection with the sale of this real estate (see Note 5). Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At September 30, 2000 and December 31, 1999, equipment, furniture and fixtures accumulated depreciation amounted to approximately $827,900 and $796,900, respectively.

     EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

     The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At September 30, 2000 and December 31, 1999, accumulated amortization amounted to approximately $581,000 and $550,800, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable. In connection with this review of intangible assets, $162,500 of excess of cost over net book value of subsidiaries relating to a certain investment management contract was written off through a charge to operations during the third quarter of 2000. The impairment was calculated based upon the difference between fair value and the related carrying amount of the assets.

     COMPREHENSIVE INCOME

     The Company discloses comprehensive income in the financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities, which is reported as other comprehensive income in shareholders' equity.

     SEGMENT INFORMATION

     The Company's operating segments were organized around services provided and are classified into three groups - investment management, real estate and discount brokerage. Due to the sale of BBSI, the Company's discount brokerage business is classified as "income from discontinued operations" on the financial statements (see Note 2). The Company's remaining business is in two industry segments.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)

     EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                         3 months ended           9 months ended
                                            Sept. 30,                Sept. 30,
                                         --------------           --------------
                                      2000          1999        2000        1999
                                      ----          ----        ----        ----
Numerator for
 basic and diluted earnings
 per share:
Net income (loss)                  $(66,634)   $(139,147)   $205,883  $2,260,751
                                 ===========   ==========   --------  ----------

Denominators:
Denominator for basic earnings per
 share - weighted-average shares   1,655,017   1,655,017   1,655,017   1,655,017
Effect of dilutive securities:
 Employee Stock Options                   --          --       4,822      29,588
                                   ---------   ---------   ---------   ---------
Denominator for diluted earnings
per share - adjusted weighted -
average shares and assumed
conversions                        1,655,017   1,655,017   1,659,839   1,684,605
                                 ===========   =========   =========   =========

2.   SALE OF SUBSIDIARY

     On December 17, 1998, the Company signed an agreement to sell the outstanding stock of the discount brokerage business, to a subsidiary of Royal Bank of Canada for $6 million. The sale closed on March 31, 1999. In connection with the sale, the rights to the name "Bull & Bear" was transferred to Royal Bank of Canada. In addition, Royal Bank agreed that it will cause, for the three-year period following the closing, BBSI to offer exclusively Dollar Reserves to its customers as the sole money market fund into which cash balances held by BBSI's customers may be swept on a daily basis for so long as certain conditions are met, including certain performance rankings by the Fund, in consideration of a monthly fee equal to one-twelfth of 0.25% of the aggregate average daily amount of such balances. At September 30, 2000, the value invested in Dollar Reserves by BBSI's customers was approximately $30,331,000. Further, the Company has agreed to provide or to cause its subsidiaries to provide to BBSI for a period of three years following the closing certain services with respect to the operation of a securities brokerage business for a monthly administrative fee of $16,666.67, subject to certain conditions.

                                                 Nine Months Ended
                                       September 30, 2000     September 30, 1999
                                       ------------------     ------------------
     Income (loss) from                     $       --             $    15,249
      discontinued operations
     Gain on sale of                                --                 2,339,393
      discontinued operations
                                       ------------------     ------------------
     Total income (loss)                    $       --             $   2,354,642
     from discontinued  operations     ==================     ==================

3.   MARKETABLE SECURITIES

     At September 30, 2000, marketable securities consisted of:

                                                                    Market Value
                                                                    ------------
Securities held by broker/dealer subsidiary - marked to market
 Investment companies advised by subsidiaries                        $ 2,188,839
 Equity securities                                                     1,282,972
                                                                     -----------
  Total broker/dealer securities (cost $3,705,584)                     3,471,811
                                                                     -----------

Available-for-sale securities held by other companies
 - marked to market
 Investment companies advised by subsidiaries                            500,000
 Equity securities                                                        27,467
 Unaffiliated mutual funds                                                17,402
                                                                      ----------
  Total available-for-sale securities (cost $539,169)                    544,869
                                                                      ----------
                                                                     $ 4,016,680

     At December 31, 1999, marketable securities consisted of:

Securities held by broker/dealer subsidiary - marked to market
 Investment companies advised by subsidiaries                        $ 2,063,205
 Equity securities                                                       435,875
                                                                     -----------
  Total broker/dealer securities (cost $2,861,134)                     2,499,080
                                                                     -----------

Available-for-sale securities held by other companies
 - marked to market
 Investment companies advised by subsidiaries                          2,046,439
 Unaffiliated mutual funds                                                23,622
 Equity securities                                                        31,787
                                                                      ----------
  Total available-for-sale securities (cost $1,751,846)                2,101,848
                                                                     -----------
                                                                     $ 4,600,928

4.   LEASE COMMITMENTS

     The Company leases office space under a lease which expires December 31, 2001. The rent is approximately $103,000 per annum including electricity.

5.   REAL ESTATE OPERATIONS

     The Company owns an office building which is 100% leased as of October 31, 2000. Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1999 are as follows:

            Year ending December 31,
            ------------------------
            2000                                            $   175,500
            2001                                                189,500
            2002                                                176,100
            2003                                                154,900
            2004                                                159,400
            2005 - 2008                                         611,000
                                                           ------------
            Net minimum future lease receipts                $1,466,400
                                                             ==========

     In October 2000, the Company signed an agreement for the sale of its rental real estate property for $2.25 million, before closing adjustments and brokerage fees. The closing date is set for December 1, 2000. The Company anticipates recording a gain on this sale at closing.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)

6.   SHAREHOLDERS' EQUITY

     The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of September 30, 2000 and December 31, 1999, none of the Preferred Stock was issued.

7.   NET CAPITAL REQUIREMENTS

     The Company's broker/dealer subsidiary, Investor Service Center, Inc. ("ISC"), is a member firm of the National Association of Securities Dealers, Inc. and is registered with the Securities and Exchange Commission as a broker/dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, when engaged in the sale of redeemable shares of registered investment companies and trading for its own account, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At September 30, 2000, the subsidiary had net capital of approximately $1,088,300; net capital requirement of approximately $116,300; excess net capital of approximately $972,000; and the ratio of aggregate indebtedness to net capital were approximately 1.60 to 1.

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

                                               Three Months Ended Sept. 30,
                                               ----------------------------
                                                2000                1999
                                                ------------------------
         Net income (loss)   As Reported      $(66,634)          $(139,147)
                               Proforma       $(88,011)          $(218,614)
         Earnings per share
            Basic            As Reported        $(.04)              $(.08)
                               Proforma         $(.05)              $(.13)
            Diluted          As Reported        $(.04)              $(.08)
                               Proforma         $(.05)              $(.13)

                                               Nine Months Ended Sept. 30,
                                               ---------------------------
                                                2000                1999
                                                ------------------------
         Net income (loss)   As Reported      $205,883           $2,260,751
                               Proforma       $181,988           $2,018,140
         Earnings per share
            Basic            As Reported        $.12                $1.36
                               Proforma         $.11                $1.22
            Diluted          As Reported        $.12                $1.34
                               Proforma         $.11                $1.20

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999: expected volatility of 46.02% and 54.31%, risk-free interest rate of 5.95% and 4.55% and expected life of three years, respectively.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)

A summary of the status of the Company's stock option plans as of September 30, 2000 and December 31, 1999 and changes during the periods ending on those dates is presented below:

                                                                        Weighted
                                                    Number               Average
                                                      of                Exercise
         Stock Options                              Shares               Price
         -------------                             --------          -----------
         Outstanding at December 31, 1998           119,000              $2.05
            Granted                                 280,000              $2.98
            Canceled                               (160,000)             $3.28
                                                   --------
         Outstanding at December 31, 1999           239,000              $2.32
             Canceled                               (47,000)             $2.29
             Granted                                 45,000              $1.98
                                                    -------
          Outstanding at September 30, 2000         237,000              $2.26
                                                    =======

     There were 222,000 and 239,000 options exercisable at September 30, 2000 and December 31, 1999 with a weighted-average exercise price of $2.28 and $2.32, respectively. The weighted-average fair value of options granted was $.68 and $1.18 for the nine months period ended September 30, 2000 and for the year ended December 31, 1999, respectively. There were 45,000 options granted during the nine months ended September 30, 2000.

          The  following  table  summarizes   information  about  stock  options
     outstanding at September 30, 2000:

                                               Options Outstanding
                         -------------------------------------------------------
                                          Weighted-Average
         Range of         Number             Remaining          Weighted-Average
     Exercise Prices     Outstanding      Contractual Life        Exercise Price
     ---------------     -----------     -------------------    ----------------
     $1.75    - $2.25       107,000            2.4 years                $1.94
     $2.375 - $2.6125       130,000            3.8 years                $2.52

     In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at September 30, 2000 and December 31, 1999 was $603,675, which was classified as "notes receivable for common stock issued."


9.   PENSION PLAN

     The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the nine months ended September 30, 2000 and September 30, 1999 was approximately $35,100 and $24,700, respectively.

10.  INCOME TAXES

     The provision for income taxes for the nine months ended September 30, 2000 and 1999 are as follows:



                                                   2000           1999
                                                   ----           ----
           Current
            State and local                      $ 32,625      $ (1,883)
            Federal                               108,000        (5,650)
                                                 --------      ---------
                                                  140,625        (7,533)
           Deferred                                26,000             --
           From discontinued operations                --      2,070,000
                                                 --------      ---------
                                                $ 166,625     $2,062,467
                                                =========     ==========

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)

The difference between the statutory federal tax rate of 34% and the effective tax rate in the financial statements is primarily attributable to the write-down of intangible assets for which no income tax benefit is available.

     Deferred tax assets are comprised of the following at September 30, 2000 and December 31, 1999:

                                                       2000           1999
                                                       ----           ----
     Unrealized loss on investments                 $94,000       $130,000
     Depreciation                                        --         10,000
     Allowance for doubtful accounts                 20,000             --
                                                     ------             --
                                                   $114,000       $140,000
                                                   ========       ========

11.  RELATED PARTIES

     All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the nine months ended September 30, 2000 and 1999, the Funds paid approximately $117,700 and $153,500, respectively, for co-transfer agent record keeping services to ISC, which paid such amounts to certain brokers for performing such services. These payments for record keeping services are included in management, distribution, service and administrative fees on the income statement.

     In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of $223,624 and $220,056 for the nine months ended September 30, 2000 and 1999, respectively. Certain officers of the Company also serve as officers and/or directors of the Funds.

     Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of September 30, 2000, the policy had a cash surrender value of approximately $199,800 and is included in other assets in the balance sheet.

12.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The following details selected financial information by business segment.

                                          Investment   Real Estate
                                          Management    Operations       Total
                                          ----------   -----------       -----
     September 30, 2000
         Revenues                        $1,930,777    $  199,058    $2,129,835
         Investment income                  615,630           884        616,514
         Income (loss) from operations      265,188       (59,305)       205,883
         Depreciation and amortization       56,642        52,750        109,392
         Capital expenditures                   --         44,912         44,912
         Gross identifiable assets        6,559,822     1,497,275      8,057,097

     September 30, 1999
         Revenues                        $2,333,911    $  152,977    $2,486,888
         Investment income (loss)          (118,700)          466      (118,234)
         Income (loss) from operations      (80,619)      (13,272)      (93,891)
         Depreciation and amortization       58,696        57,728       116,424
         Capital expenditures                13,067        49,530        62,597
         Gross identifiable assets        7,899,675     1,478,766     9,378,441

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)

13.  CONTINGENCIES

     From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of September 30, 2000, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

     In July 2994, the Company entered into a Death Benefit Agreement ("Agreement") with the Company's Chairman. Following his death, the Agreement provides for annual payments equal to 80% of his average annual salary for the three year period prior to his death subject to certain adjustments to his wife until her death. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999
--------------------------------------------------------------------------------

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

     Total revenues increased $305,932 or 54% reflecting primarily net realized and unrealized gains of $127,894 from investments versus realized and unrealized losses of $394,106 for the three months ended September 30, 1999. Management and distribution fees decreased $166,182 or 23% reflecting lower net assets under management. Net assets under management were approximately $258 million at December 31, 1998, $248 million at March 31, 1999, $242 million at June 30, 1999, $249 million at September 30, 1999, $258 million at December 31, 1999, $222 million at March 31, 2000, $198 million at June 30, 2000 and $189 million at September 30, 2000. Dividends, interest and other income decreased $58,756 due to lower earnings from the Company's investments.

     Total expenses increased $151,697 or 20% reflecting primarily the write down of intangible assets by $162,500. Marketing expenses decreased $42,056 or 35% due to lower fulfillment expenses and lower payments to other brokers for distributing the Company's open-end Funds. Effective December 1, 1999, the Midas Fund's subadvisory agreement was discontinued, resulting in decreased subadvisory fees of $37,652. Professional fees increased $21,963 or 71%. Net loss from continuing operations for the period was $66,634 or $.04 per share on a diluted basis as compared to net loss of $139,147 or $.08 diluted earnings per share for 1999.

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------

     Total revenues increased $377,695 or16% reflecting primarily net realized and unrealized gains of $342,984 from investments versus realized and unrealized losses of $338,276 for the nine months ended September 30, 1999. Management and distribution fees decreased $453,134 or 20%. Net assets under management were approximately $258 million at December 31, 1998, $248 million at March 31, 1999, $242 million at June 30, 1999, $249 million at September 30, 1999, $258 million at December 31, 1999, $222 million at March 31, 2000, $198 million at June 30, 2000 and $189 million at September 30, 2000. Dividends, interest and other income increased $53,488 due to higher earnings from the Company's securities investments.

     Total expenses decreased $96,257 or 4%. Marketing expenses decreased $108,783 or 29% due to lower fulfillment expenses and lower payments to other brokers for distributing the Company's open-end Funds. Effective December 1, 1999, the Midas Funds subadvisory agreement was discontinued, resulting in decreased subadvisory fees of $120,301. Net income from continuing operations for the period was $205,883 or $.12 per share on a diluted basis as compared to net loss of $93,891 or $.06 per share on a diluted basis for 1999. Gain from discontinued operations for 1999 was $2,354,642 or $1.40 per share on a diluted basis as a result of the sale of the Company's brokerage business. Net income for the period was $205,883 or $.12 per share on a diluted basis as compared to net income of $2,260,751 or $1.34 per share on a diluted basis for 1999.

     In October 2000, the Company signed an agreement for the sale of its rental real estate property for $2.25 million, before closing adjustments and brokerage fees. The closing date is set for December 1, 2000. The Company anticipates recording a gain on this sale at closing.

Liquidity and Capital Resources
-------------------------------
The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:


                            September 30, 2000             December 31, 1999
                            ------------------             -----------------
Working Capital                     $5,444,628                    $5,354,818
Total Assets                        $8,057,097                   $10,090,029
Shareholders' Equity                $7,700,216                    $7,838,635


     Total assets and shareholders' equity decreased $2,032,932 and $138,419, respectively, and working capital increased $89,810 for the nine months ended September 30, 2000 .

     Total assets decreased due to the payment of federal, state, and local income taxes in the first quarter of 2000 and the write-down of intangible assets of $162,500. The decrease in shareholders' equity was primarily the result of the decrease in other comprehensive income of $344,302 (marketable securities with unrealized gains were sold in 2000 and included in realized gains on the income statement), and net income of $205,883 which is net of the write-down of intangible assets of $162,500.

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

     Part II. Other Information
              -----------------

     Items 4.  Submission of Matters to a Vote of Security  Holders During Third
     --------  -----------------------------------------------------------------
     Quarter of the Year Ended - December 31, 2000
     ---------------------------------------------

     At a special meeting of the Class B shareholders held September 12, 2000, the Bylaws of the Company were amended to decrease to six the number of directors of the Company.

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

                                                  WINMILL & CO. INCORPORATED



Dated: November 14, 2000             By:/s/
                                        ----------------------------------------
                                         Amy H. Ling
                                         Treasurer, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: November 14, 2000             /s/
                                        ----------------------------------------
                                     Bassett S. Winmill
                                     Chairman of the Board,
                                     Director


Dated: November 14, 2000              /s/
                                     -------------------------------------------
                                     Robert D. Anderson
                                     Vice Chairman, Director


Dated: November 14, 2000              /s/
                                     -------------------------------------------
                                     Thomas B. Winmill, Esq.
                                     President,
                                     General Counsel, Director


Dated: November 14, 2000             /s/
                                        ----------------------------------------
                                     Charles A. Carroll, Director


Dated: November 14, 2000             /s/
                                        ----------------------------------------
                                     Edward G. Webb, Jr., Director


Dated: November 14, 2000             /s/
                                        ----------------------------------------
                                     Mark C. Winmill, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of
Winmill & Co. Incorporated

     We have reviewed the accompanying balance sheets and statements of income (losses) of Winmill & Co. Incorporated and consolidated subsidiaries as of September 30, 2000 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                            Tait, Weller & Baker

Philadelphia, Pennsylvania
November 8, 2000