Form 10-K
period 2000-12-31
WINMILL & CO INC
filed 2001-03-30
CIK 52234

As filed with the Securities and Exchange Commission on March 30, 2001
     ----------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
    X          Annual Report Pursuant to Section 13 or 15(d) of the
 -------
                 Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended December 31, 2000
                                       or
            Transition Report Pursuant to Section 13 or 15(d) of the
 -------
                Securities Exchange Act of 1934 [No Fee Required]

            For the Transition Period From ___________ to ___________

                          Commission File Number 0-9667
                           WINMILL & CO. INCORPORATED,
             (Exact name of registrant as specified in its charter)

        Delaware                                                      13-1897916
(State of incorporation)                    (I.R.S. Employer Identification No.)
0
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
                                      -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No voting stock was held by non-affiliates of the registrant as of March 15, 2001.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2001:

Class A Non-Voting Common Stock, par value $.01 per share - 1,635,017 shares Class B Voting Common Stock, par value $.01 per share - 20,000

                                     PART I


ITEM                                                                        PAGE

1.    Business                                                                 2

2.    Properties                                                               5

3.    Legal Proceedings                                                        5


                                     PART II

4.    Submission of Matters to a Vote of Security Holder                       6

5.    Market for Company's Common Equity and Related Stockholder Matters       6

6.    Selected Financial Data                                                  6

7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

8.    Financial Statements and Supplementary Data                             11

9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  28


                                    PART III

10.    Directors and Executive Officers                                       29

11.    Executive Compensation                                                 31

12.    Security Ownership of Certain Beneficial Owners and Management         38

13.    Certain Relationships and Related Transactions                         38


                                     PART IV

14.    Exhibits, Consolidated Financial Statements and Schedules,
          and Reports on Form 8-K                                             39

                                     PART I


Item 1.    Business
-------    --------

Winmill & Co. Incorporated, a Delaware corporation (the "Company"), is a holding company with five principal subsidiaries: CEF Advisers, Inc., ("CEF"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC"), Performance Properties, Inc. ("Performance Properties") and Hanover Direct Advertising Company, Inc. ("Hanover Direct").

On March 31, 1999, the Company sold the outstanding stock of Bull & Bear Securities, Inc. ("BBSI"), to a wholly-owned subsidiary of Royal Bank of Canada. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries agreed to change their names. In connection with the BBSI Sale, Royal Bank has agreed that it will cause, for the three-year period following the closing, BBSI to offer exclusively Dollar Reserves to its customers as the sole money market fund into which cash balances held by BBSI's customers may be swept on a daily basis for so long as certain conditions are met, including certain performance rankings by the Fund, in consideration of a monthly fee equal to one-twelfth of 0.25% of the aggregate average daily amount of such balances. Further, the Company has agreed to provide, or to cause its subsidiaries to provide, to BBSI for a period of three years following the closing, certain services with respect to the operation of a securities brokerage business for a monthly consulting fee of $16,666.67, subject to certain conditions.

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

ISC was organized in 1985 and is registered with the SEC as a broker/dealer and is a member of the NASD. ISC acts as the principal distributor for the open-end Funds and may engage in proprietary trading.

Performance Properties was organized in 1994 to purchase and renovate suburban office buildings.

Hanover Direct was organized in 1988 and acts as an advertising agency, which places advertising for ISC on behalf of the Funds. The commission revenue generated by Hanover Direct from ISC, if any, represents a recapture of sums paid for advertising and, rather than additional income, represents a reduction in advertising expense of ISC. Hanover Direct has not performed any work for unaffiliated clients.

See Note 12 to the financial statements for financial information by business segment.

The Company has granted the Funds and its subsidiaries a non-exclusive license to use certain service marks owned by the Company, under certain terms and conditions on a royalty free basis. Such license may be withdrawn from a Fund in the event the investment manager of the Fund is not a subsidiary of the Company or in other cases, at the discretion of the Company.

Investment Management and Distribution Business
-----------------------------------------------

The Company is engaged, through its subsidiaries, in the business of managing investment companies registered under the Act. The Funds and their respective net assets as of December 31, 2000 were approximately as follows:

      Bexil Corporation                                          $     9,789,000
      Dollar Reserves, Inc.                                           58,502,000
      Global Income Fund, Inc.                                        29,783,000
      Midas Fund, Inc.                                                34,820,000
      Midas Investors Ltd.                                             3,324,000
      Midas Magic, Inc.                                                1,030,000
      Midas Special Equities Fund, Inc.                               29,036,000
      Midas U.S. and Overseas Ltd.                                     3,943,000
      Tuxis Corporation                                               11,239,000
                                                                 ---------------
         Total Net Assets                                        $   181,466,000
                                                                 ===============

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

Forward-Looking Information
---------------------------

Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-KSB Annual Report, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds; fluctuations in the financial markets resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment products as compared to competing products and market indices; the expense ratios and fees of the Company's sponsored products and services; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management fees at current levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment products; the ability of the Company to contract with the Funds for payment for services offered to the Funds and Fund shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income from the Company's trading portfolio.

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


Item 2.    Properties
-------    ----------

The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The approximate area of the office is 3,800 square feet. The rent is approximately $92,000 per annum plus $11,400 per annum for electricity. The lease expires on December 31, 2001 and is cancelable at the option of the Company on three months' notice.

Performance Properties purchased land and a two story office building located in Red Bank, New Jersey in 1994. The building consisted of approximately 13,000 square feet. The building was purchased for cash, had no mortgage. The office building was sold on December 1, 2000 for $2,250,000.


Item 3.    Legal Proceedings
-------    -----------------

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 2000, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

                                    PART II


Item 4.    Submission of Matters to a Vote of Security Holders During Fourth
-------    Quarter of the Year Ended December 31, 2000
                          ----------------------------

                                      NONE


Item 5.    Market for the Company's Common Equity and Related Stockholder
-------    --------------------------------------------------------------
           Matters
           -------

The Company's Class A Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol WNMLA. The Company's Class B Common Stock has no public trading market. There are approximately 241 holders of record of Class A Common Stock and 1 holder of Class B Common Stock as of December 31, 2000. In addition, there are an indeterminate number of beneficial owners of Class A Common Stock that are held in "street name". No dividends have been paid on either class of Common Stock in the past five years and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Class A Common Stock during each quarterly period over the last two years were as follows:

                                             2000                    1999
                                      -----------------        -----------------
                                    High           Low        High          Low
      First Quarter                 $2-7/32      $1-15/16     $15-1/4     $2-5/8
      Second Quarter                $2-1/16      $1-5/8       $4-1/16     $2-5/8
      Third Quarter                 $2-3/32      $1-13/16     $2-3/4      $2
      Fourth Quarter                $1-15/16     $1           $2-5/16     $1-7/8


Item 6.    Selected Financial Data
-------    -----------------------
The selected financial data for the five years ended December 31, 2000 is presented on the following pages.

                                                                       WINMILL & CO. INCORPORATED

                                                                 CONSOLIDATED SELECTED FINANCIAL DATA

                                                                    FOR THE YEARS ENDED DECEMBER 31,




                                                                2000            1999            1998            1997           1996
                                                                ----            ----            ----            ----           ----
Revenues:
  Management, distribution and administration fees           $2,285,540     $2,855,637     $3,554,725     $4,377,653     $4,922,945
  Real estate rental income                                     250,941        216,271         43,878             --             --
  Gain on sale of real estate                                   901,046             --             --             --             --
  Consulting fee                                                200,000        150,000             --             --             --
  Realized and unrealized gains (losses) from investments       139,154       (250,893)        62,783         83,608         31,216
  Dividends, interest and other                                 387,124        329,905         58,966         99,149         73,646
                                                                                        -------------   ------------   ------------

                                                            -----------------------------------------------------------------------
                                                              4,163,805      3,300,920      3,720,352      4,560,410      5,027,807
                                                            -------------   ------------   ------------  -----------  -------------


Expenses:
  General and administrative                                  2,203,164      2,287,472      2,093,323      2,559,080      2,744,021
  Marketing                                                     324,611        466,024        531,228        772,201      1,191,639
  Subadvisory fees                                                   --        147,157        230,954        387,593        705,248
  Professional fees                                             192,835        159,537        177,376        186,320        290,098
  Amortization and depreciation                                 126,755        153,702        118,186        106,871        116,151
  Non-recurring item                                            325,000             --             --             --             --
                                                                                        -------------   ------------   ------------
                                                              3,172,365      3,213,892      3,151,067      4,012,065      5,047,157
                                                            -----------    -----------    -----------    -----------  -------------


  Income (loss) from continuing operations before
  provision for income taxes                                    991,440         87,028        569,285        548,345        (19,350)

Income taxes                                                    483,126         38,252        (82,544)        (5,196)        91,248
                                                          -------------  -------------   ------------   ------------   ------------
  Income (loss) from continuing operations                      508,314         48,776        651,829        553,541       (110,598)

Discontinued operations
  Income (loss) from discontinued operations
  (net of income taxes)                                              --      2,479,865       (140,414)        72,184       (209,927)
                                                          -------------  -------------   -------------  -------------   ------------


  Net income (loss)                                            $508,314     $2,528,641       $511,415        $625,725     $(320,525)
                                                          =============  =============   =============  =============   ============



                                                               2000            1999            1998            1997            1996
                                                               ----            ----            ----            ----            ----
Net income (loss) per share of weighted average
  Common Stock outstanding:
    Basic
      Income (loss) from continuing operations                 $.31           $.03            $.47             $.41           $(.08)
      Income (loss) from discontinued operations                 --           1.50            (.10)             .05            (.15)
                                                              -----          ------          ------            -----          ------
Net income                                                     $.31          $1.53            $.37             $.46           $(.23)
                                                              =====          ======          ======           ======           =====

    Diluted
      Income (loss) from continuing operations                 $.31           $.03            $.45             $.38           $(.08)
      Income (loss) from discontinued operations                 --           1.48            (.10)             .05            (.15)
                                                              -----          ------          ------            -----          ------
Net income                                                     $.31          $1.51            $.35             $.43           $(.23)
                                                              =====          ======          ======           ======           =====



Weighted average shares of Common Stock outstanding:
    Basic                                                  1,655,017        1,655,017       1,391,940        1,370,017     1,369,555
                                                        ============    =============    ============      ===========    ==========
    Diluted                                                1,659,837        1,680,757       1,453,472        1,468,252     1,369,555
                                                        ============    =============    ============      ===========    ==========

Total assets                                              $8,377,222      $10,090,029      $5,315,147       $4,827,074    $4,273,110
                                                        ============    =============    ============      ===========   ===========

Long-term obligations                                    $        --     $         --    $         --           $7,460       $22,093
                                                        ============    =============    ============      ===========   ===========


                       THIS PAGE INTENTIONALLY LEFT BLANK

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------

2000 Compared to 1999
---------------------

Total revenues for the year increased $862,885 or 26% reflecting primarily the gain realized on the sale of real estate of $901,046. Management and distribution fees decreased $398,745 or 21% and $171,352 or 18%, respectively. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds. Net assets under management were approximately $244 million at December 31, 1999, $222 million at March 31, 2000, $198 million at June 30, 2000, $189 million at September 30, 2000 and $181 million at December 31, 2000.

Rental income increased $34,670 or 16%. On December 1, 2000, the Company sold its real estate held for investment realizing a gain on the sale of $901,046. In 2000, the Company earned $200,000 in consulting fees from BBSI in connection with the sale of BBSI in 1999. Dividends, interest and other income increased $57,219 or 17% due to higher earnings from the Company's investments. The Company had net realized and unrealized gains of $139,154 from the Company's marketable securities which included certain investments in Funds managed by the Company.

Total expenses decreased $41,527 or 1%. General and administrative expenses decreased $43,027 or 2%. Marketing expenses decreased $141,413 or 30% due to lower fulfillment expenses and lower payments to other brokers for distributing the Company's open-end Funds. Expense reimbursements to the Funds decreased $41,281 or 13% due to lower waivers of management and distribution fees in certain Funds. Effective December 1, 1999, the Midas Fund's subadvisory agreement was discontinued, resulting in decreased subadvisory fees of $147,157. Professional fees increased $33,298 or 21%. Depreciation and amortization decreased $26,947 or 18%. In 2000, the Company determined that the carrying value of one of its intangible assets exceeded its net realizable value and recorded a non-recurring charge of $325,000 to operations.

Net income from continuing operations for the year was $508,314 or $.31 per share on a diluted basis as compared to net income from continuing operations of $48,776 or $.03 per share on a diluted basis for 1999.

Net income for the year was $508,314 or $.31 per share on a diluted basis as compared to net income of $2,528,641 or $1.51 per share on a diluted basis in 1999 which included a net gain from discontinued operations of $2,479,865 or $1.48 per share on a diluted basis.


1999 Compared to 1998
---------------------

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

Total revenues from continuing operations for the year decreased $419,432 or 11%. Management and distribution fees decreased $298,721 or 14% and $114,688 or 14%, respectively. The decrease in management and distribution fees was due to an overall decrease in the net asset levels of the Funds. Shareholder administration fees decreased $314,111 or 100% because the Company discontinued providing shareholder administration services to the Funds effective January 1999. Net assets under management were approximately $258 million at December 31, 1998, $248 million at March 31, 1999, $242 million at June 30, 1999, $249 million at September 30, 1999 and $244 million at December 31, 1999.

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

                                                      December 31,
                                     -------------------------------------------
                                       2000              1999             1998
                                       ----              ----             ----

       Working Capital            $ 7,132,886       $ 5,354,818      $ 2,371,234
       Total Assets               $ 8,377,222       $10,090,029      $ 5,315,147
       Shareholders' Equity       $ 7,961,746       $ 7,838,635      $ 4,959,016

For the year ended 2000, working capital and shareholders' equity increased $1,778,068 and $123,111, respectively. Total assets decreased $1,712,807.

Total assets decreased primarily due to the payment of federal, state and local income taxes in the first quarter of 2000 and the write-down of intangible assets of $325,000. Working capital increased due to the sale of real estate held for investment in the fourth quarter of 2000. The increase in shareholders' equity was primarily the result of the net income for 2000 of $508,314 offset by the decrease in unrealized capital gains on marketable securities of $385,203.

For the year ended 1999, working capital, total assets and shareholders' equity increased $2,983,584, $4,774,882 and $2,879,619, respectively.

Working capital and total assets increased primarily due to the income from the sale of BBSI. The increase in shareholders' equity was primarily the result of the net income for 2000 of $691,666 and the decrease in unrealized capital gains on marketable securities of $(350,375).

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources. This includes the restrictions placed on the transfer of funds to the Company ISC as a result of its regulatory net capital requirements. At December 31, 2000, the amount subject to these restrictions was $262,989 or 3.1% of total assets.

Effects of Inflation and Changing Prices
----------------------------------------

Since the Company derives revenue from investment management and distribution services from the Funds, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenues from continuing operations.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

Financial Statements required by Regulation S-X and Supplementary Financial Information required by Regulation S-K are presented herein.


                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                  ---------------------------------------------
                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                            12

Consolidated Balance Sheets,
   December 31, 2000 and 1999                                                 13

Consolidated Statements of Income,
   Years ended December 31, 2000, 1999 and 1998                               14

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 2000, 1999 and 1998                               15

Consolidated Statements of Cash Flows,
   Years ended December 31, 2000, 1999 and 1998                               16

Notes to Consolidated Financial Statements                                    18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Shareholders of
Winmill & Co. Incorporated


We have audited the accompanying consolidated balance sheets of Winmill & Co. Incorporated and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winmill & Co.
Incorporated and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.





                                               TAIT, WELLER & BAKER

Philadelphia, Pennsylvania
February 9, 2001

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                                                      2000                1999
                                                      ----                ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents                     $  3,086,087     $    2,560,093
   Marketable securities (Note 2)                   3,926,175          4,600,928
   Management, distribution and other fees
     receivable                                       161,774            272,800
   Interest, dividends and other receivables          183,816             43,429
   Prepaid expenses and other current assets          190,510            128,962
                                                 ------------     --------------
      Total Current Assets                          7,548,362          7,606,212
                                                 ------------     --------------

Real estate, net                                          -            1,325,693
Equipment, furniture and fixtures, net                 50,624            102,702
Excess of cost over net book value of
  subsidiaries, net                                   286,315            650,001
Deferred income taxes (Note 9)                        138,000            140,000
Other assets                                          353,921            265,421
                                                 ------------     --------------
                                                      828,860          2,483,817
                                                 ------------     --------------
      Total Assets                               $  8,377,222     $   10,090,029
                                                 ============     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                $     38,649   $      201,926
   Accrued professional fees                             66,563           75,055
   Accrued payroll and other related costs               69,428           72,049
   Accrued income taxes                                 231,000        1,866,600
   Accrued other expenses                                   -             25,928
   Other current liabilities                              9,836            9,836
                                                   ------------   --------------
      Total Current Liabilities                         415,476        2,251,394
                                                   ------------   --------------

Contingencies (Note 13)                                       -                -

Shareholders' Equity (Notes 3, 5, 6, and 7)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,635,017 shares issued and outstanding            16,351           16,351
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                  200              200
   Additional paid-in capital                         6,872,454        6,872,454
   Retained earnings                                  1,711,617        1,203,303
   Notes receivable for common stock issued            (603,675)       (603,675)
   Accumulated other comprehensive income               (35,201)         350,002
                                                   ------------   --------------
      Total Shareholders' Equity                      7,961,746        7,838,635
                                                   ------------   --------------
      Total Liabilities and Shareholders' Equity   $  8,377,222   $   10,090,029
                                                   ============   ==============

See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31,



                                                              2000               1999              1998
                                                              ----               ----              ----
Revenues:
   Management, distribution, service, and
      administrative fees                                 $  2,285,540     $  2,855,637      $  3,554,725
   Real estate rental income                                   250,941          216,271            43,878
   Gain on sale of real estate                                 901,046              -                 -
   Consulting fee                                              200,000          150,000               -
   Realized and unrealized gains (losses)
      from investments                                         139,154         (250,893)           62,783
   Dividends, interest and other                               387,124          329,905            58,966
                                                          ------------     ------------      ------------
                                                             4,163,805        3,300,920         3,720,352
                                                          ------------     ------------      ------------
Expenses:
   General and administrative                                1,915,609        1,958,636         1,912,927
   Marketing                                                   324,611          466,024           531,228
   Expense reimbursements to the Funds (Note 11)               287,555          328,836           180,396
   Subadvisory fees                                                -            147,157           230,954
   Professional fees                                           192,835          159,537           177,376
   Amortization and depreciation                               126,755          153,702           118,186
   Non-recurring item (Note 10)                                325,000              -                -
                                                          ------------     ------------      ------------
                                                             3,172,365        3,213,892         3,151,067
                                                          ------------     ------------      ------------
Income from continuing operations before income taxes          991,440           87,028           569,285
Income taxes (benefit) (Note 9)                                483,126           38,252           (82,544)
                                                          ------------     ------------      ------------
Income from continuing operations                              508,314           48,776           651,829
Discontinued Operations:
   Income (loss) from discontinued operations
      (net of income taxes) (Note 2)                               -          2,479,865          (140,414)
                                                          ------------     ------------      ------------
Net Income  $                                                  508,314     $  2,528,641        $  511,415
                                                          ============     ============      ============
Per Share Data:
   Basic
      Income from continuing operations                         $  .31           $  .03            $ .47
      Income (loss) from discontinued operations                    -              1.50             (.10)
                                                                ------           ------            -----
      Net income                                                $  .31           $ 1.53            $ .37
                                                                ======           ======            =====
   Diluted
      Income from continuing operations                         $  .31           $  .03            $ .45
      Income (loss) from discontinued operations                    -              1.48             (.10)
                                                                -------          ------            -----
      Net income                                                $  .31           $ 1.51            $ .35
                                                                ======           ======            =====
Average Shares Outstanding:
   Basic    1,655,017                                         1,655,017       1,391,940
            =========                                         =========       =========
   Diluted                                                    1,659,839       1,680,757         1,453,472
                                                              =========       =========         =========


See accompanying notes to consolidated financial statements.



                           WINMILL & CO. INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years Ended December 31, 2000, 1999 and 1998



                                   Number of Shares                                 Amount
                                   ----------------  -------------------------------------------------------------------------------
                                                                                   Notes
                                                                                   Receivable
                                                                                   For                 Accumulated
                                                                       Additional  Common   Retained   Other           Total
                                   Class A  Class B  Class A  Class B  Paid-In     Stock    Earnings   Comprehensive   Shareholders'
                                   Common   Common   Common   Common   Capital     Issued   (Deficit)  Income          Equity
                                   ------   ------   ------   ------   -------     ------   ---------  -------------   -------------
Balance, December 31, 1997      1,350,017   20,000  $13,501     $200   $6,236,077   $  -- $(1,836,753)     $42,086     $4,455,111

Net income                             --       --       --       --           --      --     511,415           --        511,415
Other comprehensive income
Unrealized losses on marketable        --       --       --       --           --      --          --      (43,062)       (43,062)
securities                             --       --       --       --           --      --          --           --

Comprehensive income                                                                                                     468,353

Issuance of Class A common stock
on exercise of stock options      285,000       --    2,850       --      636,377      --          --           --        639,227
Issuance of notes receivable
  (Note 8)                             --       --       --       --           -- (603,675)        --           --       (603,675)
                                ---------  -------   ------    -----   ---------- --------  ---------    ---------       ---------

Balance, December 31, 1998      1,635,017   20,000   16,351      200    6,872,454 (603,675) (1,325,338)      (976)      4,959,016

Net income                             --       --       --       --           --        --  2,528,641         --       2,528,641
Other comprehensive income
Unrealized gains on investments        --       --       --       --           --        --         --    350,978         350,978
                                ---------   ------ --------    -----   ---------- --------- ----------   --------       ---------
Comprehensive income            2,879,619


Balance, December 31, 1999      1,635,017   20,000   16,351      200    6,872,454 (603,675)  1,203,303    350,002      7,838,635

Net income                             --       --       --       --           --       --     508,314         --        508,314
Other comprehensive income
Unrealized losses on marketable
securities                             --       --       --       --           --       --          --    (385,203)     (385,203)
                                 --------  ------- --------    -----     -------- --------- -----------  ---------     ----------
Comprehensive income                                                                                                     123,111


Balance, December 31, 2000     1,635,017   20,000   $16,351     $200   $6,872,454 $(603,675) $1,711,617   $(35,201)    $7,961,746
                               =========  =======   =======    =====   ==========  ========= ==========  =========     ==========




See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,



                                                                 2000             1999             1998
                                                                 ----             ----             ----
Cash Flows from Operating Activities:
   Net income                                             $     508,314    $   2,528,641     $    511,415
                                                          -------------    -------------     ------------
   Adjustments to reconcile  net income (loss)
      to net cash provided by (used in)
      operating activities:

      Depreciation and amortization                             126,755          153,702          169,008
      Write-off of impaired asset                               325,000              -                -
      Deferred income taxes                                      26,000           75,400         (215,400)
      Increase in cash value of life insurance                  (88,500)         (33,000)         (33,000)
      Realized/unrealized (gain) loss on investments           (139,154)         260,014          (40,330)
      Gain on sale of discontinued operations                       -         (2,464,616)             -
      Gain on sale of real estate                              (901,046)             -                -
      (Increase) decrease in, net of effects from
         sale of discontinued operations:
         Management, distribution and shareholder
            administration fees receivable                      111,026          (15,487)          11,671
         Interest, dividends and other receivables             (140,387)         (28,712)         (17,832)
         Prepaid expenses and other current assets              (61,548)         277,625          (95,129)
         Other assets                                               -             43,762              -
      Increase   (decrease)  in,  net  of  effects  from
         sale  of  discontinued operations:
         Accounts payable                                      (163,277)         193,369          (55,915)
         Accrued expenses                                       (37,041)         (48,580)          57,010
         Accrued income taxes                                (1,635,600)       1,866,600              -
         Other current liabilities                                  -                -               (572)
                                                          -------------    -------------     ------------
   Total adjustments                                         (2,577,772)         280,077         (220,489)
                                                          -------------    -------------     ------------
      Net cash provided by (used for)
         Operating Activities                                (2,069,458)       2,808,718          290,926
                                                          -------------    -------------     ------------


                                             WINMILL & CO. INCORPORATED

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Continued)

                                              Years Ended December 31,



                                                                2000                  1999             1998
                                                                ----                  ----             ----
Cash Flows from Investing Activities:
   Improvement to real estate for investment            $     (53,951)        $    (201,237)    $   (606,296)
   Proceeds from sale of real estate                        2,250,000                   -                -
   Capital expenditures                                        (5,301)               (7,617)        (102,440)
   Proceeds from sale of discontinued operations
      net of discontinued operations cash and
      current expenses and taxes                                  -               2,717,626              -
   Proceeds from sales of investments                       2,711,049               810,528        1,748,467
   Purchases of investments                                (2,306,345)           (4,967,107)        (258,556)
                                                        -------------         -------------     ------------
      Net cash provided by (used in)
         Investing Activities                               2,595,452            (1,647,807)         781,175
                                                        -------------         -------------     ------------

Cash Flows from Financing Activities:
   Issuance collection of note receivable                         -                     -           (603,675)
   Repayments of capitalized lease obligation                     -                  (4,749)         (16,355)
   Proceeds from issuance of Class A Common Stock                 -                     -            639,227
                                                        -------------         -------------     ------------
      Net cash provided by (used in)
         Financing Activities                                     -                  (4,749)          19,197
                                                        -------------         -------------     ------------

      Net increase in cash and cash equivalents               525,994             1,156,162        1,091,298

Cash and cash equivalents:
   Beginning of year                                        2,560,093             1,403,931          312,633
                                                        -------------         -------------     ------------
   End of year                                          $   3,086,087         $   2,560,093     $  1,403,931
                                                        =============         =============     ============


SUPPLEMENTAL DISCLOSURE:
   The Company paid $1,475,000, $0 and $9,346 in Federal income taxes in 2000, 1999 and 1998, respectively. The Company paid $864 and $916 in interest in 1999 and 1998, respectively.













See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
         Winmill & Co., Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (six open-end funds) and three closed-end funds, proprietary securities trading, and real estate investment and operation.

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

         CASH AND CASH EQUIVALENTS
         Investments   in  money  market  funds  are   considered   to  be  cash
         equivalents. At December 31, 2000 and 1999, the Company and subsidiaries had invested approximately $2,871,800 and $2,199,800, respectively, in an affiliated money market fund.

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

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 2000, 1999 and 1998



         REAL ESTATE HELD FOR INVESTMENT AND EQUIPMENT
         Real estate held for investment was recorded at cost and was depreciated on the straight-line basis over its estimated useful life. At December 31, 1999, accumulated depreciation on real estate held for investment amounted to approximately $166,100. The real estate held for investment was sold on December 1, 2000 at a gain of $901,046.
         Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At December 31, 2000 and 1999, accumulated depreciation on equipment, furniture and fixtures amounted to approximately $813,000 and $796,900, respectively.

         EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES
         The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At December 31, 2000 and 1999, accumulated amortization amounted to approximately $589,500 and $550,800, respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the value of its intangible assets is not recoverable (See Note 10).

         COMPREHENSIVE INCOME
         The Company discloses comprehensive income in the financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities, which is reported as other comprehensive income in stockholders' equity.

         SEGMENT INFORMATION
         The Company's operating segments were organized around services provided and classified into three groups - investment management, real estate operations and discount brokerage. Due to the sale of the discount brokerage business in 1999, the discount brokerage business is classified as "income from discontinued operations" on the financial statements (See Note 2). The Company's remaining business is in two industry segments.

         EARNINGS PER SHARE
         Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 2000, 1999 and 1998

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                       2000             1999           1998
                                                                       ----             ----           ----
      Numerator for basic and diluted earnings per share:
         Net income                                                 $   508,314   $  2,528,641    $    511,415
                                                                    ===========   ============    ============

      Denominator:
         Denominator for basic earnings per share -
            weighted-average shares                                   1,655,017      1,655,017       1,391,940
         Effect of dilutive securities:
            Employee Stock Options                                        4,822         25,740          61,532
                                                                    -----------   ------------    ------------
      Denominator for diluted earnings per share -
         adjusted weighted -  average shares and
         assumed conversions                                          1,659,839      1,680,757       1,453,472
                                                                    ===========   ============    ============


2.    DISCONTINUED OPERATIONS

      On December 17, 1998, the Company signed an agreement to sell the outstanding stock of the discount brokerage business, to a subsidiary of Royal Bank of Canada for $6 million. The sale closed on March 31, 1999. In connection with the sale, the rights to the name "Bull & Bear" was transferred to Royal Bank of Canada. In addition, Royal Bank has agreed that it will cause, for the three-year period following the closing, BBSI to offer exclusively Dollar Reserves to its customers as the sole money market fund into which cash balances held by BBSI's customers may be swept on a daily basis for so long as certain conditions are met, including certain performance rankings by the Fund, in consideration of a monthly fee equal to one-twelfth of 0.25% of the aggregate average daily amount of such balances. At December 31, 2000, the value invested in Dollar Reserves by BBSI's customers was approximately $30 million. Further, the Company has agreed to provide or to cause its subsidiaries to provide to BBSI for a period of three years following the closing certain services with respect to the operation of a securities brokerage business for a monthly consulting fee of $16,666.67, subject to certain conditions.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 2000, 1999 and 1998



      Accordingly,  results  from the  discount  brokerage  segment are shown as
      discontinued   operations.   Summarized  financial   information  for  the
      discontinued operations was as follows:

                                                         1999             1998
                                                         ----             ----

         Revenues $                                    748,786*      $ 2,379,506
         Expenses                                      733,537*        2,614,920
                                                       --------     -----------
         Income (loss) before income taxes              15,249         (235,414)
         Income taxes                                      -              95,000
                                                       -------      ------------
         Income (loss)                                  15,249         (140,414)
                                                       -------      ------------
         Gain on sale of discontinued operations:
            Proceeds, net of basis                   5,500,000                 -
            Professional fees                         (222,021)                -
            Closing bonuses                           (868,586)                -
                                                   ------------     ------------
            Gain on sale before income taxes          4,409,393                -
            Income taxes                            (1,944,777)                -
                                                   ------------     ------------
            Gain on sale                              2,464,616                -
                                                  -------------     ------------
         Income (loss) from discontinued
           operations                             $   2,479,865    $   (140,414)
                                                  =============     ============

         * Represents revenues and expenses for the 3 months ended March 31, 1999.


3.    MARKETABLE SECURITIES

      At December 31, marketable securities consisted of:
                                                        2000              1999
                                                        ----              ----
         Broker/dealer securities - at market
            Affiliated funds                         $  2,155,070   $  2,063,205
            Equity securities                           1,286,900        435,875
                                                     ------------   ------------
            Total broker/dealer securities
               (cost - $3,733,304 for 2000
                  and $2,861,234 for 1999)              3,441,970      2,499,080
                                                     ------------   ------------
         Other companies
            Available-for-sale securities - at market
               Unaffiliated mutual funds                    3,404         23,622
               Affiliated mutual funds                    446,361      2,046,439
               Equity securities                           34,440         31,787
                                                     ------------   ------------
            Total available-for-sale securities
               (cost - $543,406 for 2000
                  and $1,751,846 for 1999)                484,205      2,101,848
                                                     ------------   ------------
                                                     $  3,926,175   $  4,600,928
                                                     ============   ============

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 2000, 1999 and 1998



      At December 31, 2000 and 1999,  the Company had  $(35,201)  and  $350,002,
      respectively, net of deferred income taxes, of unrealized gains (losses) on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity.


4.    LEASE COMMITMENTS

      The Company leases office space under a lease which expires December 31, 2001 and is cancelable at the option of the Company on three month's notice. The rent is approximately $103,000 per annum including electricity.


5.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of December 31, 2000, 1999 and 1998, none of the Preferred Stock was issued.


6.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. and is registered with the Securities and Exchange Commission as a broker/dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than (a) $250,000 or, when engaged solely in the sale of redeemable shares of registered investment companies, $100,000, or (b) 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2000, the subsidiary had net capital of approximately $790,200; net capital requirements of $262,989; excess net capital of approximately $527,200; and the ratios of aggregate indebtedness to net capital was approximately 4.99 to 1.


7.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which provides for the granting of a maximum of 300,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. The plan was amended on February 5, 1996, on October 29, 1997 increasing the maximum number of options to 450,000, and in March 1999 increasing the maximum number of options to 600,000. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. The three non-employee directors were granted 15,000 options each on December 12, 2000 and all previously issued options were cancelled. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 2000, 1999 and 1998



      The Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Pro forma compensation cost for the Company's plans is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation (SFAS 123)" and has been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     Years Ended December 31,
                                                 2000        1999        1998
                                                 ----        ----        ----

         Net income             As Reported     $502,572   $2,528,641   $511,415
                                 Pro forma      $463,593   $2,285,639   $465,641
         Earnings per share
            Basic               As Reported         $.30        $1.53       $.37
                                 Pro forma          $.28        $1.38       $.33

           Diluted              As Reported         $.30        $1.51       $.35
                                 Pro forma          $.28        $1.36       $.32

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: expected volatility of 46.33%, 83.09% and 73.95%, risk-free interest rate of 4.40%, 5.78% and 5.11% and expected life of three years for each year.

      A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                                                        Weighted
                                                     Number              Average
                                                       Of               Exercise
         Stock Options                               Shares               Price

         Outstanding at December 31, 1997              412,000            $2.21
            Granted                                     12,000            $1.81
            Exercised                                 (285,000)           $2.25
            Canceled                                   (20,000)           $2.64
                                                    ----------
         Outstanding at December 31, 1998              119,000            $2.05
            Granted                                    280,000            $2.98
            Canceled                                  (160,000)           $3.28
                                                    ----------
         Outstanding at December 31, 1999              239,000            $2.32
            Granted                                    261,000            $1.65
            Canceled                                  (274,000)           $2.26
                                                    ----------
                                                       226,000            $1.61
                                                    ==========

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 2000, 1999 and 1998



      There were 182,000, 239,000 and 97,000 options exercisable at December 31, 2000, 1999 and 1998 with a weighted-average exercise price of $1.64, $2.32, and $1.99, respectively. The weighted-average fair value of options granted was $.54, $1.18 and $.94 for the years ended December 31, 2000, 1999 and 1998, respectively.

      In December 2000, the Company canceled 192,000 previously issued stock options. The exercise prices of the canceled stock options were $1.875 to $2.6125. In December 2000, the Company granted 216,000 stock options with exercise prices of $1.50 to $1.65.

      In September 1999, the Company canceled 125,000 previously issued stock options. The exercise prices of the canceled stock options were $3.36 to $3.69. In September 1999,the Company granted 155,000 stock options with exercise prices of $2.38 to $2.61.

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                           Options Outstanding
                            ----------------------------------------------------
                                           Weighted-Average
        Range of              Number          Remaining         Weighted-Average
   Exercise Prices          Outstanding    Contractual Life      Exercise Price
   ---------------          -----------    ----------------     ----------------

   $1.50 - $1.65               216,000          4.9 years             $1.58
   $2.00 - $2.375               10,000          3.7 years             $2.375

      In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at December 31, 2000 was $603,675, which was classified as "notes receivable for common stock issued."


8.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended December 31, 2000, 1999 and 1998 was approximately $45,100, $31,600 and $44,700, respectively.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 2000, 1999 and 1998



9.    INCOME TAXES

      The provision for income taxes charged to operations was as follows:

                                        2000           1999             1998
                                        ----           ----             ----
      Continuing Operations
         Current
            Federal                $  352,000     $    (25,500)     $  (111,054)
            State and local           105,126          (11,648)          28,510
                                   ----------     ------------      ------------
                                      457,126          (37,148)         (82,544)
         Deferred                      26,000           75,400             -
                                   ----------     ------------      ------------
                                      483,126           38,252          (82,544)
      Discontinued Operations             -          1,944,777          (95,000)
                                   ----------     ------------      ------------
                                   $  483,126     $  1,983,029      $  (177,544)
                                   ==========     ============      ============

      Deferred tax assets are comprised of the following at December 31, 2000, 1999 and 1998:

                                           2000           1999             1998
                                           ----           ----             ----

      Unrealized depreciation on
        investments                    $  138,000     $  140,000      $   12,400
      Accrued expenses                        -              -            40,000
      Depreciation                            -              -            10,000
      Net operating loss carryforwards        -              -           153,000
                                       ----------     ----------      ----------
          Net deferred tax assets      $  138,000     $  140,000      $  215,400
                                       ==========     ==========      ==========

      A reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                        2000      1999     1998
                                                        ----      ----     ----

     Statutory rate                                      34.0%    34.0%    34.0%
     Increase in effective tax rate resulting from:
        State income taxes, net of federal benefit        7.0      9.1      5.6
        Write-down of non-deductible intangible assets   11.1      -         -
        Operating loss carryforwards                      -       (3.1)   (92.8)
        Other assets                                     (3.4)     4.0       -
                                                        -----     ----    -----
                                                         48.7%    44.0%  (53.2)%
                                                        =====     ====    =====

      In 1998, the negative effective tax rate resulted from the reversal of the valuation allowance account established in prior years.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        December 31, 2000, 1999 and 1998



10.   NON-RECURRING ITEM

      In 2000, the Company determined that the carrying value of one of its intangible assets exceeded its net realizable value. This occurred because of a decline in net assets under management. As a result, the Company recorded a non-recurring charge to operations of $325,000.


11.   RELATED PARTIES

      All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. Shareholder
      administration  fees  represented   reimbursement  of  costs  incurred  by
      subsidiaries of the Company on behalf of the open-end Funds. Such reimbursement amounted to approximately $314,100 for the year ended December 31, 1998. The Company outsourced its shareholder administration in 1999. During the years ended December 31, 2000, 1999 and 1998, the Funds paid approximately $147,000, $210,000 and $182,000, respectively, for recordkeeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for recordkeeping services were recorded in management, distribution, service and administrative fees.

      In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees from the Funds in the amount of approximately $287,600, $328,800, and $180,400 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of December 31, 2000, the policy had a cash surrender value of approximately $263,500 and is included in other assets in the balance sheet.

                           WINMILL & CO. INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                        December 31, 2000, 1999 and 1998



12.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

      The following details selected financial information by business segment.

                                          Investment   Real Estate
                                          Management    Operations      Total
       2000
        Revenues                          $2,485,540   $   250,941   $2,736,481
        Gain on sale of real estate              -         901,046      901,046
        Investment income                    525,121         1,157      526,278
        Income from operations               157,800       833,640      991,440
        Depreciation and amortization         62,506        64,249      126,755
        Non-recurring item                   325,000           -        325,000
        Capital expenditures                   5,301        53,951       59,252
        Gross identifiable assets          6,345,189     2,133,033    8,478,222

       1999
        Revenues                           3,005,636       216,272    3,221,908
        Investment income                     78,165           847       79,012
        Income (loss) from operations        109,733       (22,705)      87,028
        Depreciation and amortization         78,316        75,386      153,702
        Capital expenditures                   7,617       201,237      208,854
        Gross identifiable assets          8,620,008     1,470,021   10,090,029


13.   CONTINGENCIES

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 2000, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

                  Selected Quarterly Financial Data (Unaudited)


The following sets forth the selected quarterly financial information for the years ended December 31, 2000 and 1999. The information presented has been restated to reflect BBSI as discontinued operations (See Note 2) to the consolidated financial statements.

                                                                        Three Months Ended
                                                          March 31,        June 30,        Sept. 30,         Dec. 31,
2000
----

Revenues                                                  $  1,153,890   $    720,670   $    871,789   $   1,417,456
                                                          ============   ============   ============   =============

Income (loss) from continuing operations                  $    302,023     $  (29,506)    $  (66,634)   $    302,431
                                                          ============     ==========     ==========    ============

Income (loss) from discontinued operations                $        -       $      -       $      -      $       -
                                                          ============     ==========     ==========    ============

Net income (loss)                                         $    302,023     $  (29,506)    $  (66,634)   $    302,431
                                                          ============     ==========     ==========    ============

Income (loss) per share
   Basic
      Income (loss) from continuing operations                   $ .18         $ (.02)        $(.04)           $ .19
                                                                 =====         ======         =====            =====

      Income (loss) from discontinued operations                 $ -           $  -           $ -              $-
                                                                 =====         ======         =====            =====

      Net income (loss)                                          $ .18         $ (.02)        $(.04)           $ .19
                                                                 =====         ======         =====            =====

   Diluted                                                       $ .18         $ (.02)        $(.04)           $ .19
                                                                 =====         ======         =====            =====


1999
----

Revenues                                                  $    774,806    $    992,676   $    565,857   $     967,581
                                                          ============    ============   ============   =============

Income from continuing operations                         $   (143,754)    $   63,786    $  (139,147)     $  267,891
                                                          ============     ==========    ===========      ==========

Income from discontinued operations                       $  2,479,865     $      -      $       -        $     -
                                                          ============     ==========    ===========      ==========

Net income                                                $  2,336,111     $   63,786    $  (139,147)     $  267,891
                                                          ============     ==========    ===========      ==========

Income (loss) per share
   Basic
      Income from continuing operations                         $(.09)           $.04          $(.08)          $ .16
                                                                =====            ====          =====           =====

      Income (loss) from discontinued operations                $1.50            $-            $ -             $-
                                                                =====            ====          =====           =====

      Net Income                                                $1.41            $.04          $(.08)          $ .16
                                                                =====            ====          =====           =====

   Diluted                                                      $1.38            $.04          $(.08)          $ .16
                                                                =====            ====          =====           =====


Item 9.    Changes in and Disagreements With Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

There were no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters during the two years ended December 31, 2000.

                                    PART III



Item 10.   Directors and Executive Officers

The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

      Name                Position                      Years of Service     Age
                                                       Director   Officer

Bassett S. Winmill        Chairman of the Board          24        24         71

Robert D. Anderson        Vice Chairman of the Board     24        24         71

Thomas B. Winmill, Esq.   President,                     12        13         41
                          General Counsel, Director

Edward G. Webb, Jr.       Director                       15*       12**       61

Charles A. Carroll        Director                        9         -         70

Mark C. Winmill           Director                       11***     13****     43

William Vohrer            Treasurer,                      -         -         50
                          Chief Accounting Officer

Monica Pelaez, Esquire    Vice President,
                          Secretary, Associate            -         1         29
                          General Counsel

*       1985 to 1990 and 1992 to present.

**      1979 to 1990

***     1989 to 1999 and 2000 to present.

****    1987 to 1999

Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

BASSETT S. WINMILL - Chairman of the Board of Directors. He is also Chairman of certain investment companies managed by Company subsidiaries. He is a member of the New York Society of Security Analysts, the Association for Investment Management and Research, and the International Society of Financial Analysts. He is the father of Thomas B. Winmill and Mark C. Winmill.

ROBERT D. ANDERSON - Vice Chairman of the Board of Directors. He is also Vice Chairman of certain investment companies managed by Company subsidiaries and of the subsidiaries of the Company.

THOMAS B. WINMILL, ESQ. - President, General Counsel and Director. He is also President of the investment companies managed by Company subsidiaries and of certain other subsidiaries of the Company. He is a member of the New York State Bar. He is a son of Bassett S. Winmill and brother of Mark C. Winmill.

EDWARD G. WEBB, JR. - Director. He has been President of Webb Associates, Ltd. since 1996. From 1990 to 1996, he was Investment Director for Home Insurance Company, an affiliate of Trygg - House A1. Prior to that, he served as a Senior Vice President and Director of the Company.

CHARLES A. CARROLL - Director. From 1989 to the present, he has been affiliated with Kalin Associates, Inc., a member firm of the New York Stock Exchange.

MARK C. WINMILL - Chairman, Thanksgiving Foundation. He was Co-President, Co-CEO, CFO and Director of Bull & Bear Group, Inc. from June 1990 - March 1999 and an Officer and Director of its various Funds and subsidiaries from June 1987
- March 1999. He was President, CEO, CFO and Director of Bull & Bear Securities, Inc., a nationwide discount broker, from June 1987 until March 1999 when the Company was sold to The Royal Bank of Canada. He was Chief Operating Officer of Bull & Bear Securities, Inc., a wholly-owned subsidiary of The Royal Bank of Canada, from April 1999 - February 2000. He is a son of Bassett S. Winmill and a brother of Thomas B. Winmill.

WILLIAM G. VOHRER - Chief Financial Officer, Treasurer and Chief Accounting Officer. He joined the company in February 2001. From 1999 to 2001, he consulted on accounting matters. From 1994 to 1999 he was Chief Financial Officer and Financial Operations Principal for Nafinsa Securities, Inc., a Mexican Securities broker/dealer. Prior to this, from 1978 to 1994 held Chief Financial Officer/Controller positions within the International banking community.

MONICA PELAEZ, ESQ. - Vice President, Secretary and Chief Compliance Officer. She is also Vice President, Secretary and Chief Compliance Officer of the other investment companies in the Investment Company Complex, and the Investment Manager and certain of its affiliates. Previously, she was Special Assistant Corporation Counsel to New York City Administration for Children's Services from 1998 to 2000 and an attorney with Debevoise & Plimpton from 1997 to 1998. She earned her Juris Doctor from St. John's University School of Law in 1997. She is a member of the New York State Bar. She was born November 5, 1971.

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

Summary Compensation Table
The following table sets forth, for the three years ended December 31, 2000, the compensation paid to the chief executive officers and the other executive officers whose total annual salary and bonus exceeded $100,000 in 2000.

                           SUMMARY COMPENSATION TABLE


                                   Annual                         Long-Term
                                Compensation                     Compensation
                             --------------------                 Securities          All Other
Name And                      Salary     Bonus     Other Annual   Underlying        Compensation
Principal Position    Year      ($)       ($)      Compensation*   Options**        (a)        (b)
------------------    ----   ---------  ---------  ------------  ---------------    ---        ---
Bassett S. Winmill    2000    $315,000  $  7,450         -        55,000           $3,504    $5,883
    Chairman          1999    $237,500  $215,625         -        80,000           $6,572    $5,000
                      1998    $175,000  $ 10,937         -             -           $5,355    $4,999

Robert D. Anderson    2000    $ 90,000  $  3,750         -        25,000           $  933    $5,700
    Vice Chairman     1999    $ 90,000  $  9,375         -        20,000           $2,968    $3,413
                      1998    $ 90,000  $  5,625         -             -           $2,142    $3,347

Thomas B. Winmill     2000    $250,000  $ 10,416         -        55,000           $   300   $6,000
    President         1999    $187,500  $212,500         -        80,000           $   255   $5,000
                      1998    $140,000  $ 28,750         -             -           $   211   $4,478

 * Information omitted as perquisites do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year for the named executive officers.

** Includes options granted to reprice previously issued stock options which were then cancelled.

(a)   Represents term life insurance
(b)      Represents Company's matching contributions to 401(k) Plan.

Option Grants Table
The following table sets forth, for the year ended December 31, 2000, information regarding the options granted for each of the executive officers named in the Summary Compensation Table.

                                                                           Potential Realizable Value At
                                                                            Assumed Annual Rates Of
                                                                           Stock Price Appreciation For
                            Individual Grants                                     Option Term
                     Number Of   % Of Total
                    Securities     Options
                    Underlying    Granted To
                     Options     Employees In    Exercise    Expiration
   Name              Granted      Fiscal Year     Price       Date              5%            10%
   ----             ----------   -------------   --------    ---------          --            ---
Bassett S. Winmill   55,000            21           1.65      12/11/05       $25,070        $55,400
                     10,000*            4         2.0625       9/11/05        $5,700        $12,600
Thomas B. Winmill    55,000            21           1.65      12/11/05       $25,070        $55,400
                     10,000*            4         2.0625       9/11/05        $5,700        $12,600
Robert D. Anderson   25,000            10           1.50      12/11/05       $10,360        $22,900
                     10,000*            4          1.875       9/11/05        $5,180        $11,450

All of the above options are exercisable as of December 31, 2000.
* Stock options cancelled in connection with repricing of stock options granted 12/12/00.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
The following table sets forth, for the year ended December 31, 2000, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.


                                                   Number of
                                                   Securities        Value of
                                                   Underlying       Unexercised
                     Number of                    Unexercised       In-The-Money
                      Shares                       Options at        Options at
                     Acquired        Dollar        12-31-00 (#)     12-31-00 (#)
                        On           Value        Exercisable/      Exercisable/
Name                 Exercise       Realized     Unexercisable     Unexercisable
----                ----------      --------     -------------     -------------

Bassett S. Winmill     0               $0           55,000 / 0       $0 / $0
Thomas B. Winmill      0               $0           55,000 / 0       $0 / $0
Robert D. Anderson     0               $0           25,000 / 0       $0 / $0


Option Repricings
-----------------

On December 12, 2000, the Board of Directors reviewed the stock options previously issued to employees of the Company under the Plan which had an exercise price higher than the market price of the Common Stock. The Board concluded that in light of the disparity between the exercise price of such options and the then current market price of the Common Stock, the options no longer provided the desired incentive to option holders. The Board of Directors unanimously approved the grant of replacement stock options for those previously issued and additionally the grant of options under the Plan to non-employee directors.

The following table sets forth, for the year ended December 31, 2000, information regarding the repricing on options for each of the executive officers named in the Summary Compensation Table.

                                                                                                 Length Of
                                       Number Of                                                  Original
                                       Securities    Market Price    Exercise                   Option Term
                                       Underlying    Of Stock At     Price At       New          Remaining
                                       Options          Time Of      Time Of      Exercise       At Date Of
     Name                Date          Repriced        Repricing    Repricing      Price         Repricing
     ----                ----        -------------  --------------  ---------    ----------    ---------------
Bassett S. Winmill      12/12/00       40,000          1.50          2.6125        1.65         3.7 years
                                       10,000          1.50          2.0625        1.65         4.8 years
Thomas B. Winmill       12/12/00       40,000          1.50          2.6125        1.65         3.7 years
                                       10,000          1.50          2.0625        1.65         4.8 years
Robert D. Anderson      12/12/00       10,000          1.50          1.875         1.50         4.8 years
                                       10,000          1.50          2.375         1.50         3.7 years
                                        5,000          1.50          2.25          1.50         1.9 years


Long-Term Incentive Plan Awards Table
-------------------------------------

There were no long-term incentive plan awards made during the year ended December 31, 2000 to the executive officers named in the Summary Compensation Table.

Compensation of Directors
-------------------------

Edward G. Webb, Jr., Charles A. Carroll, Mark C. Jones and Mark C. Winmill were the only individuals who received compensation for their service as directors of the Company in 2000. They were each paid $500 per quarter as a retainer and $2,000 per quarterly meeting attended plus expenses. For the year ended December 31, 2000, Mr. Webb and Mr. Carroll were each paid $10,000 for attending four regular meetings, Mr. Jones was paid $2,500 for attending one regular meetings and Mr. Winmill was paid $7,500 for attending three regular meetings. Mr. Jones resigned as a director on August 31, 2000. Mr. Webb, Mr. Carroll and Mr. Winmill each received an option to purchase 15,000 shares of Class A Common Stock at an exercise price of $1.50 per share in December 2000. Mr. Winmill also received an option to purchase 10,000 shares of Class A Common Stock at an exercise price of $1.97 per share in June 2000, which was subsequently canceled in December 2000.

Employment Contracts
--------------------

The Company has no employment or termination contracts with any of its employees except to the extent of the agreement described in Note 12 to the financial statements.

1995 Long-Term Incentive Plan
-----------------------------

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

General Provisions
------------------

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

Plan Administration. The Plan is administered by the Board or Compensation Committee ("Committee") of the Board. The Committee is composed of at least two directors of the Company, each of whom is a "Non-Employee Director" as defined in Rule 16b-3 promulgated by the SEC ("Rule 16b-3") under Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). When the Committee is administering the Plan, the Committee will determine the officers and other key employees who will be eligible for and granted Awards, determine the amount and type of Awards, establish and modify administrative rules relating to the Plan, impose such conditions and restrictions on Awards as it determines appropriate and take such other action as may be necessary or advisable for the proper administration of the Plan. The Committee may, with respect to Participants who are not subject to Section 16 of the Exchange Act, delegate such of its powers and authority under the Plan as it deems appropriate to certain officers or employees of the Company.

Plan Participants. Any employee of the Company or its subsidiaries, whether or not a director of the Company, may be selected by the Committee to receive an Award under the Plan. Non-Employee Directors shall receive such Awards (other than Incentive Stock Options) as the Board in its discretion may designate.

Awards Available Under the Plan
-------------------------------

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

The term of each option will be determined by the Board or Committee, but no option will be exercisable more than ten years after the date of grant. If, however, an Incentive Stock Option is granted to a Participant who, at the time of grant of the option, owns (or is deemed to own under Section 424(d) of the Code) more than 10% (a "Ten Percent Shareholder") of the Company's Class B common stock, par value $0.01 per share ("Company Voting Securities"), the option is not exercisable more than five years after the date of grant. Options may also be subject to restrictions on exercise, such as exercise in periodic installments, performance targets and waiting periods, as determined by the Board or Committee.

The exercise price of each option is determined by the Board or Committee; however, the per share exercise price of an option must be at least equal to 100% of the Fair Market Value (as defined below) of a Share on the date of grant of such option. If, however, an Incentive Stock Option is granted to a Ten Percent Shareholder, the per share exercise price of the option must be at least equal to 110% of the Fair Market Value of a Share on the date of grant of such option. Fair Market Value of a Share means, as of any given date, the most recently reported sale price of a Share on such date as of the time when Fair Market Value is being determined on the principal national securities exchange on which the Shares are then traded or, if the Shares are not then traded on a national securities exchange, the most recently reported sale price of the Shares on such date as of the time when Fair Market Value is being determined on Nasdaq; provided, however, that, if there were no sales reported as of such date, Fair Market Value is the last sale price previously reported. In the event the Shares are not admitted to trade on a securities exchange or quoted on Nasdaq, the Fair Market Value of a Share as of any given date is as determined in good faith by the Board or Committee. Notwithstanding the foregoing, the Fair Market Value of a Share will never be less than par value per share.

Subject to whatever installment exercise and waiting period provisions the Board or Committee may impose, options may be exercised in whole or in part at any time prior to expiration of the option by giving written notice of exercise to the Company specifying the number of Shares to be purchased. Such notice must be accompanied by payment in full of the purchase price in such form as the Board or Committee may accept (including payment in accordance with a cashless exercise program under which, if so instructed by the Participant, Shares may be issued directly to the Participant's broker or dealer upon receipt of the purchase price in cash from the broker or dealer). If and to the extent determined by the Board or Committee in its discretion at or after grant, payment in full or in part may also be made in the form of Shares duly owned by the Participant (and for which the Participant has good title, free and clear of any liens and encumbrances) or by reduction in the number of Shares issuable upon such exercise based, in each case, on the Fair Market Value of the Shares on the date the option is exercised. In the case of an Incentive Stock Option, however, the right to make payment of the purchase price in the form of Shares may be authorized only at the time of grant.

Stock options granted under the Plan are not transferable except by will or the laws of descent and distribution and may be exercised, during the Participant's lifetime, only by the Participant.

Unless the Board or Committee provides for a shorter period of time, upon a Participant's termination of employment other than by reason of death or disability, the Participant may, within three months from the date of such termination of employment, exercise all or any part of his or her options as were exercisable at the date of termination of employment but only if (x) the Participant resigns or retires and the Board or Committee consents to such resignation or retirement and (y) such termination of employment is not for cause. In no event, however, may any option be exercised after the time when it would otherwise expire. If such termination of employment is for cause or the Board or Committee does not so consent, the right of such Participant to exercise such options will terminate at the date of termination of employment.

Further, unless the Board or Committee provides for a shorter period of time, upon a Participant's becoming disabled (such date being the "Disability Date"), the Participant may, within one year after the Disability Date, exercise all or a part of his or her options that were exercisable upon such Disability Date. In no event, however, may any option be exercised after the time when it would otherwise expire.

Further, unless the Board or Committee provides for a shorter period of time, in the event of the death of a Participant while employed by the Company or prior to the expiration of the option as provided for in the event of disability, to the extent all or any part of the option was exercisable as of the date of death of the Participant, the right of the Participant's beneficiary to exercise the option will expire upon the expiration of one year from the date of the Participant's death (but in no event more than one year from the Participant's Disability Date) or on the stated termination date of the option, whichever is earlier. In the event of the Participant's death, the Board or Committee may, in its sole discretion, accelerate the right to exercise all or any part of an Option that would not otherwise be exercisable.

To the extent all or any part of an option was not exercisable as of the date of a Participant's termination of employment, such right will expire at the date of such termination of employment. Notwithstanding the foregoing, the Board or Committee, in its sole discretion and under such terms as it deems appropriate, may permit a Participant who will continue to render significant services to the Company after his or her termination of employment to continue to accrue service with respect to the right to exercise his or her options during the period in which the individual continues to render such services.

Restricted Shares. The Board or Committee may award restricted Shares ("Restricted Shares") to a Participant. Such a grant gives a Participant the right to receive Shares subject to a risk of forfeiture based upon certain conditions. The forfeiture restrictions on the Restricted Shares may be based upon performance standards, length of service or other criteria as the Board or Committee may determine. Until all restrictions are satisfied, lapsed or waived, the Company will maintain control over the Restricted Shares but the Participant will be entitled to receive dividends on the Restricted Shares; provided, however, that any Shares distributed as a dividend or otherwise with respect to any Restricted Shares as to which the restrictions have not yet lapsed will be subject to the same restrictions as such Restricted Shares. When all restrictions have been satisfied and/or waived or have lapsed, the Company will deliver to the Participant or, in the case of the Participant's death, his or her beneficiary, stock certificates for the appropriate number of Shares, free of all restrictions (except those imposed by law). None of the Restricted Shares may be assigned or transferred (other than by will or the laws of descent and distribution), pledged or sold prior to lapse or release of the applicable restrictions.

All of a Participant's Restricted Shares and rights thereto are forfeited to the Company unless the Participant continues in the service of the Company or any parent or subsidiary of the Company as an employee until the expiration of the forfeiture period, and all other applicable restrictions of the Restricted Shares. Notwithstanding the foregoing, the Board or Committee may, in its sole discretion, waive the forfeiture period and any other applicable restrictions on a Participant's Restricted Share Award, provided that the Participant must at that time have completed at least one year of employment after the date of grant.

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

Termination and Amendment
-------------------------

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

Except as provided by the Board or Committee, in its sole discretion, at the time of an Award or pursuant to certain antidilution provisions (as discussed below), no Award granted under the Plan to a Participant may be modified (unless such modification does not materially decrease the value of the Award) after the date of grant except by express written agreement between the Company and the Participant, provided that any such change (a) may not be inconsistent with the terms of the Plan, and (b) must be approved by the Board or Committee.

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

Antidilution Provisions
-----------------------

Recapitalization. The number and kind of shares subject to outstanding Awards, the purchase price or exercise price of such Awards, and the number and kind of shares available for Awards subsequently granted under the Plan will be appropriately adjusted to reflect any stock dividend, stock split, combination or exchange of shares, merger, consolidation or other change in capitalization with a similar substantive effect upon the Plan or the Awards granted under the Plan. The Board or Committee has the power and sole discretion to determine the nature and amount of the adjustment to be made in each case. However, in no event will any adjustment be made in accordance with the Plan's antidilution provisions to any previous grant of Restricted Shares if an adjustment has been or will be made to the Shares awarded to a Participant in such person's capacity as a stockholder.

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

Options to Purchase Stock of Acquired Companies. After any reorganization, merger or consolidation in which the Company is a surviving entity, the Board or Committee may grant substituted options under the provisions of the Plan, pursuant to Section 424 of the Code, replacing old options granted under a plan of another party to the reorganization, merger or consolidation whose stock subject to the old options may no longer be issued following such merger or consolidation. The foregoing adjustments and manner of application of the foregoing provisions will be determined by the Board or Committee in its sole discretion. Any such adjustments may provide for the elimination of any fractional Shares that might otherwise become subject to any options.

Loans
-----

The Company is entitled, if the Board or Committee in its sole discretion deems it necessary or desirable, to lend money to a Participant for purposes of (a) exercising his or her rights under an Award hereunder or (b) paying any income tax liability related to an Award; provided, however, that Non-Employee Directors are not eligible to receive such loans and provided, further, that the portion of the per share exercise price of an option equal to the par value per Share may not be paid by means of a promissory note. Such a loan must be evidenced by a recourse promissory note payable to the order of the Company executed by the Participant and containing such other terms and conditions as the Board or Committee may deem desirable. The interest rate on such loans must be sufficient to avoid imputed interest under the Code.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

(a) Bassett S. Winmill, Chairman of the Board of Directors, owns all of the issued and outstanding shares of the Company's Class B Common Stock, which represents 100% of the Company's voting securities.

(b) The following table sets forth, as of December 31, 2000, information relating to beneficial ownership by individual directors of the Company, executive officers named in the Summary Compensation Table and by directors and executive officers of the Company as a group, of the currently issued and outstanding Class A Common Stock of the Company.

                                        Amount and Nature of         Percent
      Name of Beneficial Owner        Beneficial Ownership (5)       of Class
      ------------------------        ------------------------       --------
      Bassett S. Winmill                    331,104 (1)               19.6%
      Thomas B. Winmill                     177,520 (2)               10.5%
      Robert D. Anderson                     94,414 (3)                5.7%
      Edward G. Webb, Jr.                    18,664 (4)                1.1%
      Charles A. Carroll                     30,000 (4)                1.8%
      Mark C. Winmill                       106,800 (4)                6.5%

      All directors and executive
      officers as a group (6 persons)       758,502                   41.8%

(1) Includes options exercisable to purchase 55,000 shares at December 31, 2000.

(2) Includes 10,000 shares held by Thomas B. Winmill's sons, of which he disclaims beneficial ownership and options exercisable to purchase 55,000 shares.

(3)  Includes options exercisable to purchase 25,000 shares.

(4)  Includes options exercisable to purchase 15,000 shares.

(5) The nature of the beneficial ownership for all the Class A Common Stock is investment power.


Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

The following sets forth the reportable items regarding indebtedness of management in excess of $60,000. In connection with the exercise of stock options and related tax expense, the Company received notes with an interest rate of 4.47% per annum payable on December 15, 2003.

                                        Largest                    Amount
                                       Amount Of                 Outstanding At
Name and Relationship                 Indebtedness             December 31, 2000
---------------------                 ------------             -----------------
Bassett S. Winmill, Chairman            $302,293                   $302,293
Thomas B. Winmill, President            $210,220                   $210,220
Mark C. Winmill, Director               $214,215                   $214,215

                                     PART IV


Item 14. Exhibits, Consolidated Financial Statements and Schedules, and Reports
-------- -----------------------------------------------------------------------
         on Form 8-K
         -----------

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

                         (9)  Not applicable.

                        (10)  Material Contracts
                              (a)   Investment      Management       Agreements,
                                    Distribution     Agreements,     Plans    of
                                    Distribution ("12b-1 Plans") and Shareholder
                                    Administration       Agreements      between
                                    subsidiaries of the Company and the Funds and Non-Exclusive License Agreements between the Company and the Funds:

                                                                                 Shareholder        Non-Exclusive
                                     Management    Distribution     12b-1       Administration         License
       Fund                           Agreement      Agreement       Plan        Agreement            Agreement
       ----                         -------------    -----------    ------    -----------------   ----------------
(i)    Dollar Reserves, Inc.                (1)           (1)        (1)             (2)              (5)
(ii)   Midas Investors Ltd.                 (1)           (1)        (1)             (2)              (5)
(iii)  Global Income Fund, Inc.             (6)           -          -               -                (5)
(iv)   Midas U.S. and Overseas Fund, Ltd.   (1)           (1)        (1)             (2)              (5)
(v)    Midas Special Equities Fund, Inc.    (1)           (1)        (1)             (2)              (5)
(vi)   Tuxis Corporation                    (6)           -          -               -                (5)
(vii)  Bexil Corporation                    (6)           -          -               -                (5)
(viii) Midas Fund, Inc.                     (3)           (3)        (3)             (3)              (5)
(ix)   Midas Magic, Inc.                    (4)           (4)        (4)             (4)              (5)

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

                                    (6)  Filed as  exhibits to Form 10-K for the
                                         year  ended   December   31,  1999  and
                                         incorporated herein by reference..

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

                   (11)   Statement Regarding Computation of Per Share Earnings
                   (12)   Not applicable.
                   (13)   Not applicable.
                   (16)   Not applicable.
                   (18)   Not applicable.
                   (21)   Wholly-Owned Subsidiaries of the Company
                   (23)   Not applicable.
                   (24)   Not applicable.
                   (27)   Not applicable.
                   (28)   Not applicable.
                   (99)   Not applicable.

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

                                         WINMILL & CO. INCORPORATED
                                         Formerly BULL & BEAR GROUP, INC.



March 30, 2001                   By:     /s/ William Vohrer
                                         -----------------------------------
                                         William Vohrer
                                         Chief Financial Officer, Treasurer,
                                         Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 30, 2001                  By:     /s/ Bassett S. Winmill
                                        ------------------------------------
                                        Bassett S. Winmill,
                                        Chairman of the Board, Director



March 30, 2001                  By:     /s/ Robert D. Anderson
                                        ------------------------------------
                                        Robert D. Anderson,
                                        Vice Chairman, Director



March 30, 2001                  By:     /s/ Thomas B. Winmill
                                        ------------------------------------
                                        Thomas B. Winmill, Esq.
                                        President, General Counsel, Director



March 30, 2001                  By:     /s/ Edward G. Webb, Jr.
                                        ------------------------------------
                                        Edward G. Webb, Jr.
                                        Director



March 30, 2001                  By:     /s/ Charles A. Carroll
                                        ------------------------------------
                                        Charles A. Carroll,
                                        Director



March 30, 2001                  By:     /s/ Mark C. Winmill
                                        ------------------------------------
                                        Mark C. Winmill,
                                        Director

                                INDEX TO EXHIBITS


(3)  Exhibits

        (11)   Statement Regarding Computation of Per Share Earnings

        (21)   Wholly-Owned Subsidiaries of the Company

       Exhibit 11 - Statement Regarding Computation of Per Share Earnings


                            2000                1999                 1998
                     ------------------- ------------------- -------------------
                       Basic    Diluted    Basic    Diluted    Basic    Diluted
                     --------- --------- --------- --------- --------- ---------
Weighted average
 common shares       1,655,017 1,655,017 1,655,017 1,655,017 1,391,940 1,391,940
 outstanding
Weighted average
 common shares
 issuable upon
 exercise of stock
 options under the
 treasury stock
 method                   -      4,822          -    25,740          -    61,532

Weighted average
 common shares
 issuable upon
 exercise of warrants
 under the treasury
 stock method             -          -          -         -          -         -

Weighted average
 common shares and
 common share
 equivalents utilized
 for earnings per
 share computation   1,655,017 1,659,839 1,655,017 1,680,757 1,391,940 1,453,472

              Exhibit 21 - Wholly-Owned Subsidiaries of the Company


CEF Advisers, Inc.,
   a Delaware corporation


Hanover Direct Advertising Company, Inc., a Delaware corporation


Investor Service Center, Inc.,
   a Delaware corporation


Midas Management Corporation,
   a Delaware corporation


Performance Properties, Inc.,
   a Delaware corporation