Form 10-Q
period 2001-03-31
WINMILL & CO INC
filed 2001-05-15
CIK 52234

As filed with the Securities and Exchange Commission on May 15, 2001
      --------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X           Quarterly Report Pursuant to Section 13 or 15(d) of the
 _____
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

 _____            Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

                 For the Transition Period From _____________ to ____________


For Quarter Ended March 31, 2001                  Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                        13-1897916
--------------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        11 Hanover Square, New York, New York                        10005
--------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2001, were as follows:

     Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares

     Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001




                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed Consolidated  Balance Sheet
       - (Unaudited)  March 31, 2001                                           3

     Condensed Consolidated Statements of Income (Loss)
       - (Unaudited) Three Months Ended March 31, 2001
          and March 31, 2000                                                   4

     Condensed Consolidated Statements of Cash Flows
       - (Unaudited) Three Months Ended
          March 31, 2001 and March 31, 2000                                    5

     Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       13

PART II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders During
              First Quarter of the Year Ended December 31, 2001               15

     Item 6.  Exhibits and Reports on From 8-K                                15


     Management's Representation and Signatures                               16

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)



                                     ASSETS

Current Assets:
  Cash and cash equivalents                                          $3,040,287
  Marketable securities (Note 2)                                      3,583,747
  Other Receivables                                                     253,696
  Prepaid expenses and other assets                                     270,606
                                                                 --------------
       Total Current Assets                                           7,148,336

Equipment, furniture and fixtures, net                                   50,393
Excess of cost over net book value of
   subsidiaries, net                                                    274,766
Deferred income taxes (Note (8)                                         128,000
Other                                                                   359,568
                                                                   ------------
                                                                        812,727
      Total Assets                                                   $7,961,063
                                                                   ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accrued Liabilities                                               $   143,835
  Other current liabilities                                               9,836
                                                                        -------

 Total Current Liabilities                                              153,671

Shareholders' Equity: (Notes 2, 5, 6 and 7)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,635,017 shares
      issued and outstanding                                             16,351
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                  200
   Additional paid-in capital                                         6,872,454
   Retained earnings                                                  1,615,722
   Notes receivable for common stock issued                            (603,675)
   Accumulated other comprehensive income                               (93,660)
                                                                  -------------
      Total Shareholders' Equity                                      7,807,392

      Total Liabilities and Shareholders' Equity                    $ 7,961,063
                                                                   ============


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)



                                                    Three Months Ended March 31,

                                                             2001         2000

Revenues:
Management, distribution, service
  and administrative fees                                $ 479,056    $ 657,703
   Real estate rental income                                   -         68,883
   Consulting fee                                           50,000       50,000
   Net realized and unrealized gains from investments     (108,974)     270,362
   Dividends, interest and other                           105,380      106,942
                                                           --------------------
                                                           525,462    1,153,890

Expenses:
  General and administrative                               447,535      508,737
  Marketing                                                 43,299       73,734
  Expense reimbursements to the Funds (Note 9)              83,851       76,789
  Professional fees                                         88,793       31,476
  Amortization and depreciation                             13,624       37,677
                                                         ----------------------
                                                           677,102      728,413

Income (loss) before income taxes                         (151,640)     425,477
Income taxes (benefit) provision (Note 8)                  (55,745)     123,454
                                                         ----------------------

Net Income (loss)                                        $ (95,895)   $ 302,023
                                                         ======================

Per share data:
  Basic
         Net Income (loss)                                 $ (0.06)      $ 0.18

  Diluted
         Net Income (loss)                                 $ (0.06)      $ 0.18

Average shares outstanding:
  Basic                                                  1,655,017    1,655,017
  Diluted                                                1,655,017    1,661,473


  See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                 Three Months Ended March 31,
                                                                      2001             2000
                                                                      ----             ----
Cash Flows from Operating Activities:
 Net (loss) income                                              $   (95,895)     $   302,023
 Adjustments to reconcile net income to net cash provided by
 (used in) Operating Activities:
 Depreciation and amortization                                       13,624           37,677
 Net realized and unrealized gains from investments                 108,974         (270,362)
 Cash value of life insurance                                        (8,250)          (8,250)
 Other                                                                2,603            2,550

 (Increase) decrease in:
   Management, distribution and shareholder administration
   fees receivable                                                  (37,562)          53,285
   Interest, dividends and other receivables                        129,456          (40,428)
   Prepaid expenses and other assets                                (80,096)        (159,707)
   Deferred tax credits                                              10,000           20,000
   Increase (decrease) in:
   Accrued income taxes                                            (231,000)      (1,810,477)
   Accounts payable                                                   6,021          (32,133)
   Accrued professional fees                                         17,150             (500)
   Accrued payroll and other related costs                          (53,976)         (66,739)
   Accrued other expenses                                                -           (20,928)
                                                                 -----------     ------------
Total adjustments                                                  (123,056)      (2,296,012)
                                                                 -----------     ------------
  Net cash used in Operating Activities                            (218,951)      (1,993,989)
                                                                 -----------     ------------

Cash Flows from Investing Activities:

Proceeds from sales of investments                                  409,525        2,066,338
Purchases of investments                                           (234,530)      (1,008,653)
Capital expenditures                                                 (1,844)     _   (34,046)
                                                                ------------      -----------
Net cash provided by Investing Activities                           173,151       _1,023,639_
                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents                (45,800)        (970,350)
                                                                ============     ============

Cash and cash equivalents:
  At beginning of period                                          3,086,087        2,560,093
  At end of period                                              $ 3,040,287      $ 1,589,743




Supplemental disclosure:                The Company paid $172,000 and $1,321,000
                                        in Federal income taxes during the three months ended March 31, 2001 and 2000 respectively.




See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

            Winmill & Co. Incorporated("Company")is a holding company. Its Subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (open-end funds) and three closed-end funds, proprietary securities trading, and real estate investment and operations.

      BASIS OF PRESENTATION

            The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. Substantially all intercompany accounts and ransactions have been eliminated.

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

      CASH AND CASH EQUIVALENTS

            Investments in money market funds are considered to be cash equivalents. At March 31, 2001, the Company and subsidiaries had invested approximately $2,858,000 in an affiliated money market fund.

      MARKETABLE SECURITIES

            The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and are marked to market, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)



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

      EQUIPMENT, FURNITURE AND FIXTURES

            Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives, 3 to 10 years. At March 31, 2001 accumulated depreciation amounted to approximately $600,800.

      EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

            The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At March 31, 2001, accumulated amortization amounted to approximately $601,000. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

      COMPREHENSIVE INCOME

            The Company discloses comprehensive income in the financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities, which is reported as other comprehensive income in shareholders' equity.

      SEGMENT INFORMATION

            The Company's operating segments were organized around services provided and are classified into two groups - investment management and real estate.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)


      EARNINGS PER SHARE

            Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                                  March 31,
                                                          ----------------------
                                                             2001         2000
                                                             ----         ----
         Numerator for basic and diluted earnings per
          share:
          Net (loss) income                             $   (95,895)  $  302,023
                                                        ===========   ==========

         Denominator:
          Denominator for basic earnings per share
           weighted-average shares                        1,655,017    1,655,017
          Effect of dilutive securities:
           Employee Stock Options                                 -        6,456
                                                        -----------   ----------

         Denominator for diluted earnings per share
          adjusted weighted-average shares and
          assumed conversions                             1,655,017    1,661,473
                                                        ===========   ==========


2.    MARKETABLE SECURITIES

      At March 31, 2001, marketable securities consisted of:


      Securities held by broker/dealer subsidiary - marked to market
       Affiliated mutual funds                                       $ 2,497,196
       Equity securities                                                 700,122
                                                                      ----------
         Total broker/dealer securities (cost $3,356,357)              3,197,318
                                                                    ------------

           Available-for-sale securities held by non broker/dealer subsidiaries - marked to market

       Affiliated mutal funds                                            353,481
            Equity securities                                             29,569
            Unaffiliated mutual funds                                      3,379
                                                                      ----------
         Total available-for-sale securities (cost-$543,088)             386,429
                                                                     -----------
                                                                     $ 3,583,747
                                                                     ===========

3.    LEASE COMMITMENTS

      The Company leases office space under a lease which expires December 31, 2001. The rent is approximately $103,000 per annum including electricity.

4.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of March 31, 2001, none of the Preferred Stock was issued.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)



5.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. and is registered with the Securities and Exchange Commission as a broker/dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), a broker/dealer must maintain minimum net capital, as defined, of not less than $250,000, when engaged in the sale of redeemable shares of registered investment companies, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At March 31, 2001, the subsidiary had net capital of approximately $942,900; net capital requirement of approximately $260,200; excess net capital of approximately $682,700; and the ratio of aggregate indebtedness to net capital was approximately 4.14 to 1.

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

      The Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Proforma compensation cost for the Company's plans is required by Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation (SFAS 123)" and has been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The Company's pro forma information follows:


                                                    Three Months Ended March 31,
                                                       2001             2000
                                                    ----------------------------
Net income  (loss)        As Reported               $(95,895)        $302,023
                          Proforma                  $(99,225)        $300,853
Earnings per share
   Basic                  As Reported                  $(.06)           $0.18
                          Proforma                     $(.06)           $0.18

   Diluted                As Reported                  $(.06)           $0.18
                          Proforma                     $(.06)           $0.18

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)



      A summary of the status of the Company's stock option plans as of March 31,2001 and changes during the period ending on that date is presented below:

                                                                      Weighted
                                                  Number               Average
                                                    of                Exercise
      Stock Options                               Shares                 Price
      -------------                              --------             --------
      Outstanding at December 31, 2000            226,000             $   1.61
          Canceled                                (20,000)            $   1.94
                                                 --------
      Outstanding at March 31, 2001               206,000             $   1.58
                                                 --------


      There were 174,000 options exercisable at March 31, 2001 with a weighted-average exercise price of $1.59. There were no options granted during the three months ended March 31, 2001.

      The following table summarizes information about stock options outstanding at March 31, 2001:
                                         Options Outstanding
                       ---------------------------------------------------------
                                                                Weighted-Average
    Range of              Number           Remaining            Weighted-Average
  Exercise Prices      Outstanding      Contractual Life         Exercise Price
  ---------------      -----------     -----------------        ----------------
  $1.50  - $1.65         206,000            4.7 years                 $1.58

      In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at March 31, 2001 was $603,675, which was classified as "notes receivable for common stock issued."

7.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 2001 and March 31, 2000 were $11,766 and $18,625, respectively.

8.    INCOME TAXES

      The (benefit) provision for income taxes for the three months ended March 31, 2001 and 2000 are as follows:

                                        2001                2000
         Current
              State and local       $ (14,745)           $  23,454
              Federal                 (51,000)              80,000
                                    ---------            ---------
                                      (65,745)             103,454
         Deferred                      10,000               20,000
                                    ---------            ---------
                                    $ (55,745)           $ 123,454
                                    ==========           =========

      Deferred tax assets are comprised of unrealized loss on investments of $128,000 at March 31, 2001.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


9.   RELATED PARTIES

      All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the quarter ended March 31, 2001 and 2000, the Funds paid approximately $24,200 and $43,300 respectively, for recordkeeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for recordkeeping services are included in management, distribution, service and administrative fees on the income statement.

      In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of $83,851 and $76,789 for the quarter ended March 31, 2001 and 2000, respectively.

      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 2001, the policy had a cash surrender value of approximately $271,800 and is included in other assets in the balance sheet.

10.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

      The following details selected financial information by business segment.



                                   Investment       Real Estate
                                   Management        Operations          Total
March 31, 2001                  -------------     -------------     ------------

Revenues                        $   500,290       $     28,766      $   529,056
Investment income                    (3,594)                -            (3,594)
Income (loss) from operations      (146,855)            (4,785)        (151,640)
Depreciation and amortization        13,624                 -            13,624
Capital expenditures                  1,844                 -             1,844
Gross identifiable assets         5,832,815          2,128,248        7,961,063

March 31, 2000
Revenues                        $   707,703       $     68,883      $   776,586
Investment income                   377,048                256          377,304
Income (loss) from operations       430,568             (5,091)         425,477
Depreciation and amortization        19,677             18,000           37,677
Capital expenditures                     --             34,046           34,046
Gross identifiable assets         6,622,794          1,489,754        8,112,548

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)




11.   CONTINGENCIES

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of March 31, 2001, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

      Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market fund, which has lower management and distribution fee rates than the quity Funds, or by transfer out of the Funds entirely. Lower net asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 9 of the financial statements.

      Total revenues decreased $628,428 or 54% which was primarily due to a decrease in net realized and unrealized gains on investments and dividends, interest and other. The Company had net realized and unrealized losses of $108,974 on the Company's investments. Dividends, interest and other decreased $1,562 due to lower earnings on the Company's investments. Management, distribution, service and administrative fees decreased $178,647 or 27% due to lower net assets in the Funds. Net assets under management were approximately $222 million at March 31, 2001, $198 million at June 30, 2000, $189 million at September 30, 2000, $181 million at December 31, 2000, and $172 million at March 31, 2001. Rental income was $0 as compared to $68,883. The real estate held for investment was sold in December 2000. In the first quarter of 2000, the Company earned $50,000 in consulting fees from BBSI. Total expenses decreased $51,311 or 9% as a result of decreases in marketing expenses of $30,435 or 41%, general and administrative expense of $61,202 or 12%, and amortization and depreciation expense of $24,053 or 64%. Offsetting this was an increase in professional fees of $57,317. Marketing expenses decreased due to lower fulfillment and printing expenses. General and administrative expenses and professional fee expenses increased $3,885 or 1%. Expense reimbursements to the Funds increased $7,062 or 9%. Professional fees increased $57,317 or 182% primarily due to costs associated with new business. Net loss for the period was $95,895 or $.06 per share on a diluted basis as compared to net profit of $302,023 or $.18 per share on a diluted basis for March 31, 2000.

Liquidity and Capital Resources

      The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                           March 31, 2001             December 31, 2000
                           --------------             -----------------
Working Capital                $6,994,665                    $7,132,886
Total Assets                   $7,961,063                    $8,377,222
Shareholders' Equity           $7,807,392                    $7,961,746


      Working capital, total assets and shareholders' equity decreased $138,221, $416,159 and $154,354, respectively for the three months ended March 31, 2001.

      Total assets, working capital and shareholders' equity decreased primarily due to the Net loss in the first quarter of 2001.

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

Forward Looking Information

      Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-QSB Quarterly Report, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Part II. Other Information

Items 4. Submission of Matters to a Vote of Security Holders During First
         Quarter of the Year Ended December 31, 2001.

      At the annual meeting of Class B shareholder held March 13, 2001, the following matters were unanimously approved: the ratification of Tait, Weller & Baker as the independent accountants of the Company and the election of Robert
D. Anderson, Bassett S. Winmill, Charles A. Carroll, Mark C. Winmill, Edward G. Webb, Jr. and Thomas B. Winmill as directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter covered by this report.

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

                           WINMILL & CO. INCORPORATED



Dated: May 15, 2001         By:/s/ William G. Vohrer
                                   ------------------------
                                   William G. Vohrer
                                   Treasurer, Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: May 15, 2001                /s/ Bassett S. Winmill
                                   ----------------------
                                   Bassett S. Winmill
                                   Chairman of the Board,
                                   Director


Dated: May 15, 2001                /s/ Robert D. Anderson
                                   ----------------------
                                   Robert D. Anderson
                                   Vice Chairman, Director

Dated: May 15, 2001                /s/ Thomas B. Winmill
                                   ---------------------
                                   Thomas B. Winmill, Esq.
                                   President,
                                   General Counsel, Director


Dated: May 15, 2001                /s/ Charles A. Carroll
                                   ----------------------
                                   Charles A. Carroll, Director


Dated: May 15, 2001                /s/ Edward G. Webb, Jr.
                                   -----------------------
                                   Edward G. Webb, Jr., Director


Dated: May 15, 2001                /s/ Mark C. Winmill
                                   -------------------
                                   Mark C. Winmill, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
Winmill & Co. Incorporated

We have reviewed the accompanying balance sheet and statements of income (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of March 31, 2001 and for the three-month period ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion .

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                                       Tait, Weller & Baker

Philadelphia, Pennsylvania
May 15, 2001