Form 10QSB
period 2001-06-30
WINMILL & CO INC
filed 2001-08-14
CIK 52234

As filed with the Securities and Exchange Commission on August 14, 2001
     -----------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X             Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

 _____            Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

                 For the Transition Period From _____________ to ____________


For Quarter Ended June 30, 2001                  Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                13-1897916
--------------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        11 Hanover Square, New York, New York              10005
--------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2001, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001




                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed Consolidated  Balance Sheet
       - (Unaudited)  June 30, 2001                                            3

     Condensed Consolidated Statements of Income (Loss)
       - (Unaudited) Six Months Ended June 30, 2001
          and June 30, 2000                                                    4

     Condensed Consolidated Statements of Cash Flows
       - (Unaudited) Six Months Ended
          June 30, 2001 and June 30, 2000                                      5

     Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       13

PART II. OTHER INFORMATION



     Item 6.  Exhibits and Reports on From 8-K                                15


      Management's Representation and Signatures                              16

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)



                                     ASSETS

Current Assets:
  Cash and cash equivalents                                      $     3,118,130
  Marketable securities (Note 2)                                       4,125,201
  Other Receivable                                                       200,270
  Prepaid expenses and other assets                                      266,186
                                                                 ---------------
       Total Current Assets                                            7,709,787

Equipment, Furniture and fixtures, net                                    51,583
Excess of cost over net book value of
  Subsidiaries, net                                                      264,719
Other                                                                    370,422
                                                                 ---------------
                                                                         686,724
       Total Assets                                                    8,396,511
                                                                 ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accrued Liabilities                                            $       210,761
                                                                 ---------------

   Total Current Liabilities                                             210,761
Deferred tax liability  (Note 8)                                          35,000
                                                                 ---------------

   Total Current Liabilities                                             245,761

Contingencies (Note 11)
Shareholders' Equity: (Notes 4,5 and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,635,017 shares
      issued and outstanding                                              16,351
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                   200
   Additional paid-in capital                                          6,872,454
   Retained earnings                                                   1,840,809
   Notes receivable for common stock issued                            (601,579)
   Accumulated other comprehensive income                                 22,515
                                                                 ---------------
      Total Shareholders' Equity                                       8,150,750

      Total Liabilities and Shareholders' Equity                 $     8,396,511
                                                                 ===============





See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)



                                           Three Months Ended June 30,    Six Months Ended June 30,
                                           ---------------------------    --------------------------


                                                 2001         2000            2001        2000
                                                 ----         ----            ----        ----

Revenues:
Management, distribution, service
   and administrative fees                    $ 587,909    $ 572,596      $1,042,769   $1,230,299
   Real estate rental income                         -        65,914              -       134,797
   Consulting fee                               196,923       50,000         246,923      100,000
   Net realized and unrealized gains from
    investments                                  72,049      (55,272)        (36,925)     215,090
   Dividends, interest and other                108,753       87,432         214,133      194,374
                                              ------------------------    -----------------------
                                                965,634      720,670       1,466,900   1,874,560

Expenses:
  General and administrative                    389,177      458,764         836,712      967,501
  Marketing                                      65,339      109,624          84,442      183,358
  Expense reimbursements to the Funds (Note 9)   79,689       78,549         163,540      155,338
  Professional fees                              52,928       62,501         141,721       93,977
  Amortization and depreciation                  10,912       36,290          24,536       73,967
                                              ------------------------    -----------------------
                                                598,045      745,728       1,250,951    1,474,141

Income (loss) before income taxes               367,589      (25,058)        215,949      400,419
Income taxes (benefit) provision (Note 8)       142,500        4,448          86,755      127,902
                                              ------------------------    -----------------------

Net Income (loss)                             $ 225,089    $ (29,506)     $  129,194      272,517
                                              ========================    =======================

Per share data:
  Basic
    Net Income (loss)                           $  0.14      $ (0.02)      $    0.08    $   0.16

  Diluted
    Net Income (loss)                           $  0.14      $ (0.02)      $    0.08    $   0.16

Average shares outstanding:
  Basic                                       1,655,017    1,655,017       1,655,017   1,655,017
  Diluted                                     1,657,244    1,655,017       1,656,131   1,660,654







  See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                  Six Months Ended June 30,

                                                                    2001           2000
                                                                    ----           ----
Cash Flows from Operating Activities:
 Net income                                                       $129,194       $272,517
                                                                ----------     ----------
 Adjustments to reconcile net income to net cash provided by
     (used in) Operating Activities:
 Depreciation and amortization                                      24,536         73,967
 Net realized and unrealized losses from investments                36,925       (215,090)
 Cash value of life insurance                                      (16,500)       (16,500)
 Other                                                                  --          3,983

 (Increase) decrease in:
   Management, distribution and shareholder administration
         fees receivable                                            31,658        120,740
   Interest, dividends and other receivables                       113,662        (80,521)
   Prepaid expenses and other assets                               (75,676)      (207,809)
   Note Receivable                                                   2,096             --
   Deferred tax assets                                             138,000         20,000
   Increase (decrease) in:
   Accrued income taxes                                           (164,097)    (1,827,677)
   Accounts payable                                                  9,182        (48,153)
   Accrued professional fees                                        18,326        (35,550)
   Accrued payroll and other related costs                         (33,128)       (54,739)
   Accrued other expenses                                               --        (20,928)
                                                                ----------     ----------
  Total adjustments                                                 84,984     (2,288,277)
                                                                ----------     ----------
         Net cash provided by (use) in Operating Activities        214,178     (2,015,760)
                                                                ----------     ----------

Cash Flows from Investing Activities:

   Proceeds from sales of investments                              654,434      2,152,357
   Purchases of investments                                       (832,669)    (1,084,048)
   Capital expenditures                                             (3,900)       (44,355)
                                                                ----------     ----------
         Net cash provided by (used) in Investing Activities      (182,135)     1,023,954
                                                                ----------     ----------

Net increase (decrease) in cash and cash equivalents                32,043       (991,806)

Cash and cash equivalents:
  At beginning of period                                         3,086,087      2,560,093
                                                               -----------    -----------
  At end of period                                              $3,118,130     $1,568,287
                                                               ===========    ===========




Supplemental disclosure:      The Company paid $172,000 and $1,346,000 in
                              Federal income taxes during the six months ended
                              June 30, 2001 and 2000 respectively.





See accompanying notes to the consolidated financial statements.

                            WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)



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

     CASH AND CASH EQUIVALENTS

         Investments in money market funds are considered to be cash equivalents. At June 30, 2001, the Company and subsidiaries had invested approximately $2,747,000 in an affiliated money market fund.

     MARKETABLE SECURITIES

         The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and are marked to market, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)



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

    EQUIPMENT, FURNITURE AND FIXTURES

         Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives, 3 to 10 years. At June 30, 2001 accumulated depreciation amounted to approximately $613,000.

     EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

         The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At June 30, 2001, accumulated amortization amounted to approximately $611,000. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

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

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)


     EARNINGS PER SHARE

       Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended June 30  Six Months Ended June 30
                                                  --------------------------  ------------------------

                                                       2001          2000          2001         2000
                                                       ----          ----          ----         ----
    Numerator for basic and diluted
    earnings per share:
     Net income (loss)                            $   225,089    $  (29,506)   $  129,194   $  272,517
                                                  ===========    ===========   ==========   ==========

    Denominator:
     Denominator for basic earnings per share
       weighted-average shares                      1,655,017     1,655,017     1,655,017    1,655,017
     Effect of dilutive securities:
     Stock options                                      2,227            --         1,114        5,637
                                                  -----------    ----------    ----------   ----------

    Denominator for diluted earnings per share
     adjusted weighted-average shares and
     assumed conversions                            1,657,244     1,665,017     1,656,131    1,660,654
                                                  ===========    ==========    ==========   ==========


2.   MARKETABLE SECURITIES

      At June 30, 2001, marketable securities consisted of:


      Securities held by broker/dealer subsidiary - marked to market
       Affiliated investment company shares                          $ 3,324,839
       Equity securities                                                 767,077
                                                                     -----------
         Total broker/dealer securities (cost $4,019,076)              4,091,916
                                                                     -----------

        Available-for-sale securities held by non broker/dealer subsidiaries - marked to market

         Equity securities                                                30,484
         Unaffiliated investment company shares                            2,801
                                                                     -----------
         Total available-for-sale securities (cost -$16,823)              33,285
                                                                     -----------

                                                                     $ 4,125,201
                                                                     ===========

3.   LEASE COMMITMENTS

        The Company leases office space under a lease which expires December 31, 2001. The rent is approximately $103,000 per annum including electricity.



4.   SHAREHOLDERS' EQUITY

        The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of June 30, 2001, none of the Preferred Stock was issued.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)



5.   NET CAPITAL REQUIREMENTS

       The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer subsidiarymust maintain minimum net capital, as defined, of not less than $100,000 or 6-2/3% of aggregate indebtedness, whichever is greater and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to
       1. At June 30, 2001, the broker dealer subsidiary had net capital of approximately $3,164,400; net capital requirement of approximately $126,400; excess net capital of approximately $3,038,000; and the ratio of aggregate indebtedness to net capital was approximately 0.60 to 1.


6.   STOCK OPTIONS

       On December 6, 1995, the Company adopted a Long-Term Incentive Plan which, as amended, provides for the granting of a maximum of 600,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. The three non-employee directors were granted 15,000 options each on December 12, 2000 and all previously issued options were cancelled. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years.

       The Company applied APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its plan. Pro forma compensation cost for the Company's plan is required by Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation (SFAS 123)" and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The Company's pro forma information follows:


                                        Three Month             Six Months
                                       Ended June 30,          Ended June 30,
                                  ----------------------   ---------------------
                                      2001        2000       2001         2000
                                      ----        ----       ----         ----

  Net income (loss)   As Reported   $225,089   $(29,506)   $129,194    $272,517
                       Pro forma    $222,153   $(30,678)   $123,528    $270,173

    Earning per share
      Basic           As Reported       $.14      $(.02)       $.08        $.16
                       Pro forma        $.13      $(.02)       $.07        $.16

      Diluted         As Reported       $.14      $(.02)       $.08        $.16
                       Pro forma        $.13      $(.02)       $.07        $.16


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)



       A summary of the status of the Company's stock option plan as of June 30, 2001 and changes during the period ending on that date is presented below:

                                                                        Weighted
                                                    Number               Average
                                                      of                Exercise
       Stock Options                                Shares                 Price

       Outstanding at December 31, 2000            226,000             $   1.61
           Granted                                  15,000             $   1.80
           Canceled                                (20,000)            $   1.94
                                                  --------
       Outstanding at June 30, 2001                221,000             $   1.60
                                                  --------


       There were 174,000 options exercisable at June 30, 2001 with a weighted-average exercise price of $1.59. There were 15,000 options granted during the six months ended June 30, 2001 with a fair value of $.64.

     The following table summarizes information about stock options outstanding at June 30, 2001:

                               Options Outstanding
           -----------------------------------------------------------
                                         Weighted-Average
       Range of           Number            Remaining           Weighted-Average
    Exercise Prices     Outstanding      Contractual Life        Exercise Price
    ---------------     -----------      -----------------      ----------------
    $1.50  - $1.65        226,000             4.7 years                $1.58
    $1.75  - $2.00         15,000             5.0 years                $1.80

       In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at June 30, 2001 was $601,579, which was classified as a deduction of shareholders' equity.

7.   PENSION PLAN

       The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the six months ended June 30, 2001 and June 30, 2000 was $16,112 and $28,690, respectively.

8.   INCOME TAXES

     The provision for income taxes for the six months ended June 30, 2001 and 2000 are as follows:
                                      2001                 2000
       Current
            State and local       $  (8,245)           $  27,902
            Federal                 (50,000)              80,000
                                  ---------            ---------
                                    (58,245)             107,902
       Deferred                     145,000               20,000
                                  ---------            ---------
                                  $  86,755            $ 127,902
                                  =========            =========

       Deferred tax liabilities are comprised of unrealized gain on investments of $35,000 at June 30, 2001.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


9.   RELATED PARTIES

       All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the quarter ended June 30, 2001 and 2000, the Funds paid approximately $56,200 and $83,990 respectively, for recordkeeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for recordkeeping services are included in management, distribution, service and administrative fees on the income statement.

       In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of $163,540 and $155,338 for the quarter ended June 30, 2001 and 2000, respectively.

       Certain officers of the Company also serve as officers and/or directors of the Funds.

       Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of June 30, 2001, the policy had a cash surrender value of approximately $280,000 and is included in other assets in the balance sheet.


10. FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The following details selected financial information by business segment.



                                    Investment       Real Estate
                                    Management        Operations          Total
                                  ------------     -------------     ----------
   June 30, 2001

   Revenues                          1,289,692     $         -       $ 1,289,692
   Investment income                   132,758           44,450          177,208
   Income (loss) from operations       182,553           33,396          215,949
   Depreciation and amortization        24,536               -            24,536
   Capital expenditures                  3,900               -             3,900
   Gross identifiable assets         6,320,132        2,076,379        8,396,511

   June 30, 2000
   Revenues                        $ 1,330,299     $    134,797      $ 1,465,096
   Investment income                   408,921              543          409,464
   Income (loss) from operations       411,397          (10,978)         400,419
   Depreciation and amortization        38,467           35,500           73,967
   Capital expenditures                     -            39,055           39,055
   Gross identifiable assets         6,532,665        1,502,139        8,034,804

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)





11.  CONTINGENCIES

         From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of June 30, 2001, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

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

     Total revenues increased $244,964 or 34% which was primarily due to the termination and settlement of the Company's consulting agreement with Royal Bank of Canada. The Company had net realized and unrealized gains of $72,049 on investments. Dividends, interest and other increased $21,321 due to higher earnings on the Company's investments. Rental income was $0 as compared to $65,914. The real estate held for investment was sold in December 2000.

     Total expenses decreased $147,683 or 20% over this period of last year, as a result of decreases in marketing expenses of $44,285 or 40%, general and administrative expense of $69,587 or 15%, amortization and depreciation expense of $25,378 or 70%, and professional fees of $9,573 or 15%. Marketing expenses decreased due to lower fulfillment and printing expenses. General and administrative expenses decreased due to lower employee costs. Expense reimbursements to the Funds increased $1,140 or 1%. Net income for the period was $225,089 or $.14 per share on a diluted basis as compared to net loss of $29,506 or $.02 per share on a diluted basis for the three months ended June 30, 2000.


Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------


     Total revenues decreased $407,660 or 22% which was primarily due to the decrease in net realized and unrealized gains on investments, rental income, management distribution, service and administrative fee income. Partially offsetting this was an increase in dividends, interest and other income. Management, distribution, service and administrative fees decreased $187,530 or 15% due to lower net assets in the Funds. Net assets under management were approximately $140 million at June 30, 2001, $172 million at March 31, 2001, $181 million at December 31, 2000, $189 million at September 30, 2000, $197 million June 30, 2000. Net realized and unrealized gains resulted in a loss of $36,925 on investments. Dividends, interest and other increased $19,759 due to higher earnings on the Company's investments. Rental income was $0 as compared to $134,797. The real estate held for investment was sold in December 2000.

     Total expenses decreased $223,190 or 15% over this period of last year, as a result of decreases in marketing expenses of $98,916 or 54%, general and administrative expense of $130,789 or 14%, and amortization and depreciation expense of $49,431 or 67%. Marketing expenses decreased due to lower fulfillment and printing expenses. General and administrative expenses decreased due to lower employee costs. Expense reimbursements to the Funds increased $8,202 or 5%. Professional fees increased $47,744 or 51%. Net income for the period was $129,194 or $.08 per share on a diluted basis as compared to net income of $272,517 or $.16 per share on a diluted basis for the six months ended June 30, 2000.

Liquidity and Capital Resources

     The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                             June 30, 2001              December 31, 2000
                             -------------              -----------------
Working Capital                $7,464,026                    $7,132,886
Total Assets                   $8,396,511                    $8,377,222
Long Term Debt                        -                             -
Shareholders' Equity           $8,150,750                    $7,961,746


     Working capital, total assets and shareholders' equity increased $331,140, $19,289 and $189,004, respectively for the six months ended June 30, 2001.

     Total assets, working capital and shareholders' equity increased primarily due to the profitable operating results in the six months.

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


Part II. Other Information

Items 4. Submission of Matters to a Vote of Security Holders During Second
         Quarter of the Year Ended December 31, 2001.


     None.


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

                                          WINMILL & CO. INCORPORATED



Dated: August 14, 2001                    By:/s/ William G. Vohrer
                                             ----------------------
                                             William G. Vohrer
                                             Treasurer, Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: August 14, 2001                               /s/ Bassett S. Winmill
                                                     ----------------------
                                                     Bassett S. Winmill
                                                     Chairman of the Board,
                                                     Director


Dated: August 14, 2001                               /s/ Robert D. Anderson
                                                     ----------------------
                                                     Robert D. Anderson
                                                     Vice Chairman, Director

Dated: August 14, 2001                               /s/ Thomas B. Winmill
                                                     ---------------------
                                                     Thomas B. Winmill, Esq.
                                                     President, General Counsel,
                                                     Director


Dated: August 14, 2001                               /s/ Charles A. Carroll
                                                     ----------------------
                                                     Charles A. Carroll,
                                                     Director


Dated: August 14, 2001                               /s/ Edward G. Webb, Jr.
                                                     -----------------------
                                                     Edward G. Webb, Jr.,
                                                     Director


Dated: August 14, 2001                               /s/ Mark C. Winmill
                                                     -------------------
                                                     Mark C. Winmill,
                                                     Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
Winmill & Co. Incorporated

We have reviewed the accompanying balance sheet and statements of income (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of June 30, 2001 and for the six-month period ended. These financial statements are the responsibility of the company's management.

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


                                                         Tait, Weller & Baker

Philadelphia, Pennsylvania
August 14, 2001