Form 10QSB
period 2001-09-30
WINMILL & CO INC
filed 2001-11-14
CIK 52234

As filed with the Securities and Exchange Commission on November 14, 2001
    -------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X             Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

 _____            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________


For Quarter Ended September 30, 2001              Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                         13-1897916
--------------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        11 Hanover Square, New York, New York                         10005
--------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2001, were as follows:

     Class A Common Stock non-voting, par value $.01 per share - 1,635,017 shares

     Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED September 30, 2001




                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed Consolidated  Balance Sheet
       - (Unaudited)  September 30, 2001                                       3

     Condensed Consolidated Statements of Income (Loss)
       - (Unaudited) Nine Months Ended September 30, 2001
          and September 30, 2000                                               4

     Condensed Consolidated Statements of Cash Flows
       - (Unaudited) Nine Months Ended
          September 30, 2001 and September 30, 2000                            5

     Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       13

PART II. OTHER INFORMATION


     Item 4.  Submission of Matters to a vote of Security Holders During      15
              Third Quarter of the Year ended December 31, 2001

     Item 6.  Exhibits and Reports on Form 8-K                                15


     Management's Representation and Signatures                               16

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)



                                     ASSETS

Current assets:
  Cash and cash equivalents                                     $      2,769.494
  Marketable securities (Note 2)                                       4,338,076
  Other receivables                                                      200,794
  Prepaid expenses and other assets                                      279,996
                                                                ----------------
       Total current assets                                            7,588,360

Equipment, furniture and fixtures, net                                    50,143
Excess of cost over net book value of
  subsidiaries, net                                                      203,000
Deferred income taxes (note 8)                                            55,000
Other                                                                    380,657
                                                                ----------------
                                                                         688,800
                                                                ----------------

       Total Assets                                             $      8,277,160
                                                                ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities                                           $        240,820
                                                                ----------------
   Total current liabilities                                             240,820

Shareholders' equity: (Notes 4,5 and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,635,017 shares
      issued and outstanding                                              16,351
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                   200
   Additional paid-in capital                                          6,872,454
   Retained earnings                                                   1,712,662
   Notes receivable for common stock issued                            (587,287)
   Accumulated other comprehensive income                                 21,960
                                                                ----------------
      Total shareholders' equity                                       8,036,340

      Total liabilities and shareholders' equity                $      8,277,160
                                                                ================





See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)



                                                   Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                   ----------------------------   ---------------------------

                                                        2001           2000           2001           2000
                                                        ----           ----           ----           ----
Revenues:
   Management, distribution, service
     and administrative fees                      $   366,694    $   550,478    $ 1,409,463    $ 1,780,777
   Real estate rental income                                -         64,261              -        199,058
   Consulting fee                                           -         50,000        246,923        150,000
   Net realized and unrealized gains from
     investments                                     (181,427)       127,894       (218,352)       342,984
   Dividends, interest and other                      106,981         79,156        321,114        273,530
                                                 ---------------------------    --------------------------

                                                      292,248        871,789      1,759,148      2,746,349

Expenses:
   General and administrative                         208,262        364,910        705,630      1,044,139
   Marketing                                          138,670        216,587        562,456        687,217
   Expense reimbursements to the Funds (Note 9)        65,150         68,286        228,690        223,624
   Professional fees                                   13,611         52,992        155,332        146,969
   Amortization and depreciation                       11,085         35,425         35,621        109,392
   Write-down of intangible assets                     51,674        162,500         51,674        162,500
                                                 ---------------------------    --------------------------

                                                      488,452        899,700      1,739,403      2,373,841

Income (loss) from continuing operations
   before income taxes                               (196,204)       (27,911)        19,745        372,508
Income taxes provision (Note 8)                       (68,055)        38,723         18,700        166,625
                                                 ---------------------------    --------------------------

Net income                                        $  (128,149)   $   (66,634)   $     1,045    $   205,883
                                                 ============================   ==========================

Per share data:
   Basic
   Net income (loss)                              $     (0.08)   $     (0.04)   $      0.00    $      0.12

   Diluted
   Net income (loss)                              $     (0.08)   $     (0.04)   $      0.00    $      0.12

Average shares outstanding:
   Basic                                            1,655,017      1,655,017      1,655,017      1,655,017
   Diluted                                          1,655,017      1,655,017      1,660,836      1,659,839






  See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                             Nine Months Ended Sept. 30,
                                                                            ----------------------------
                                                                            2001                    2000
                                                                            ----                    ----
Cash flows from operating activities:
   Net income                                                         $     1,045             $   205,883
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
     Depreciation and amortization                                         35,621                 109,391
     Write-down of intangible asset                                        51,674                 162,500
     Net realized and unrealized losses (gains) from investments          218,352                (342,984)
     Increase in cash value of life insurance                             (26,736)                (24,750)
     Other                                                                      -                   3,167
     Changes in operating assets and liabilities:
       Management, distribution and shareholder administration
         fees receivable                                                   28,816                 220,847
       Interest, dividends and other receivables                          115,980                 (71,253)
       Prepaid expenses and other assets                                  (89,486)               (262,811)
       Note receivable                                                     16,388                       -
       Deferred tax assets                                                 83,000                  26,000
       Accrued income taxes                                              (196,122)             (1,805,880)
       Accounts payable                                                    24,180                 (15,568)
       Accrued professional fees                                           21,264                  (4,398)
       Accrued payroll and other related costs                            (23,978)                (42,739)
       Accrued other expenses                                                   -                 (25,928)
                                                                      -----------             -----------

Net cash provided by (used in) operating activities                       259,998              (1,868,523)
                                                                      -----------             -----------

Cash Flows from investing activities:
     Proceeds from sales of investments                                   653,881               2,245,520
     Purchases of investments                                          (1,226,972)             (1,665,757)
     Capital expenditures                                                  (3,500)                (44,912)
                                                                      -----------             -----------

Net cash provided by (used in) investing activities                      (576,591)                534,851
                                                                      -----------             -----------

Net decrease in cash and cash equivalents                                (316,593)             (1,333,672)

Cash and cash equivalents:
     At beginning of period                                             3,086,087               2,560,093
                                                                      -----------             -----------
     At end of period                                                 $ 2,769,494             $ 1,226,421
                                                                      ===========             ===========




Supplemental disclosure:        The Company paid $172,000 and $1,475,000 in
                                Federal income taxes during the nine months ended September 30, 2001 and 2000.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS

         Winmill & Co. Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (open-end funds) and closed-end funds, proprietary securities trading, and real estate investment and operations.

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

       CASH AND CASH EQUIVALENTS

         Investments in money market funds are considered to be cash equivalents. At September 30, 2001, the Company and subsidiaries had invested approximately $2,496,000 in an affiliated money market fund.

       MARKETABLE SECURITIES

         The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and are marked to market, with the unrealized gain or loss included in stockholders' equity. Marketable securities for the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)



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

       EQUIPMENT, FURNITURE AND FIXTURES

         Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives, 3 to 10 years. At September 30, 2001 accumulated depreciation amounted to approximately $619,000.

       EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

         The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen and forty years using the straight-line method. At September 30, 2001, accumulated amortization amounted to approximately $130,000. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

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

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)


       EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                     ----------------------------  ---------------------------

                                                             2001           2000           2001          2000
                                                             ----           ----           ----          ----
         Numerator for basic and diluted earnings
         Per share:

            Net income (loss)                          $  (128,149)   $   (66,634)   $     1,045   $   205,883
                                                       ===========    ===========    ===========   ===========

         Denominator:
            Denominator for basic earnings per share
              weighted-average shares                    1,655,017      1,655,017      1,655,017     1,655,017
            Effect of dilutive securities:
              Stock options                                      -              -          5,819         4,822
                                                       -------------------------------------------------------

         Denominator for diluted earnings per share:
            Adjusted weighted-average shares
              and assumed conversions                  $ 1,655,017    $ 1,665,017    $ 1,660,836   $ 1,659,839
                                                       ===========    ===========    ===========   ===========

2.     MARKETABLE SECURITIES

         At September 30, 2001, marketable securities consisted of:

           Securities held by broker/dealer subsidiary - marked to market
              Affiliated investment company shares                            $ 3,604,175
              Equity securities                                                   701,264
                                                                              -----------
                Total broker/dealer securities (cost $4,439,964)                4,305,439
                                                                              -----------

           Available-for-sale securities held by non-broker/dealer subsidiaries - marked to market

              Equity securities                                                    29,225
              Unaffiliated investment company shares                                3,401
                                                                              -----------
                Total available-for-sale securities (cost $17,434)                 32,637
                                                                              -----------

                                                                              $ 4,338,076
                                                                              ===========

3.     LEASE COMMITMENTS

         The Company leases office space under a lease which expires December 31, 2001. The rent is approximately $103,000 per annum including electricity. The Company entered into a new two year lease agreement with the current landlord, effective January 1, 2002. The new rent is approximately $109,000 per annum including electricity.


4.     SHAREHOLDERS' EQUITY

         The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of September 30, 2001, none of the Preferred Stock was issued.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)



5.     NET CAPITAL REQUIREMENTS

         The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At September 30, 2001, the subsidiary had net capital of approximately $2,900,400 and a net capital requirement of approximately $133,580. The ratio of aggregate indebtedness to net capital was approximately 0.69 to 1.


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

         The Company applied APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its plan. Pro forma compensation cost for the Company's plan is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

         The Company's pro forma information follows:


                                          Three Month Ended Sept. 30,  Nine Months Ended Sept. 30,
                                          ---------------------------  ---------------------------
                                                  2001        2000        2001        2000
                                                  ----        ----        ----        ----
         Net income (loss)      As reported   $(128,149)   $(66,634)   $  1,045    $205,883
                                Pro forma     $(132,336)   $(88,011)   $ (8,703)   $181,988

         Earning per share
           Basic                As reported   $    (.08)   $   (.04)   $    .00    $    .12
                                Pro forma     $    (.08)   $   (.05)   $   (.01)   $    .11

           Diluted              As reported   $    (.08)   $   (.04)   $    .00    $    .12
                                Pro forma     $    (.08)   $   (.05)   $   (.01)   $    .11


         The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)



         A summary of the status of the Company's stock option plan as of September 30, 2001 and changes during the period ending on that date is presented below:

                                                                  Weighted
                                                    Number         Average
                                                      of          Exercise
         Stock Options                              Shares           Price
         -------------                              ------        --------
         Outstanding at December 31, 2000           226,000       $   1.61
           Granted                                   15,000       $   1.80
           Canceled                                 (20,000)      $   1.94
                                                   --------
         Outstanding at September 30, 2001          221,000       $   1.60
                                                   --------


         There were 174,000 options exercisable at September 30, 2001 with a weighted-average exercise price of $1.59. There were 15,000 options granted during the nine months ended September 30, 2001 with a fair value of $.64.

         The following table summarizes information about stock options outstanding at September 30, 2001:

                                              Options Outstanding
                             ---------------------------------------------------
                                            Weighted-Average
          Range of             Number         Remaining         Weighted-Average
         Exercise Prices     Outstanding   Contractual Life      Exercise Price
         ---------------     -----------   -----------------    ----------------
         $1.50  - $1.65        226,000          4.2 years              $1.58
         $1.75  - $2.00         15,000          4.7 years              $1.80

         In connection with the exercise of the options, the Company received from certain officers notes with an interest rate of 4.47% per annum payable December 15, 2003. The balance of the notes at September 30, 2001 was $587,287, which was classified as a deduction of shareholders' equity.

7.     PENSION PLAN

         The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the nine months ended September 30, 2001 and September 30, 2000 was $24,257 and $35,100,
         respectively.

8.     INCOME TAXES

         The provision for income taxes for the nine months ended September 30, 2001 and 2000 are as follows:
                                    2001             2000
                                   ------           ------
         Current
            State and local     $ (14,900)        $  32,625
            Federal               (49,400)          108,000
                                ---------         ---------
                                  (64,300)          140,625
         Deferred                  83,000            26,000
                                ---------         ---------
                                $  18,700         $ 166,625
                                =========         =========

         Deferred tax asset is comprised of unrealized loss on investments of $55,000 at September 30, 2001.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


9.     RELATED PARTIES

         All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the nine months ended September 30, 2001 and 2000, the Funds paid approximately $66,200 and $117,700 respectively, for recordkeeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for recordkeeping services are included in management, distribution, service and administrative fees on the income statement.

         In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of $228,690 and $223,624 for the nine months ended September 30, 2001 and 2000, respectively.

         Certain officers of the Company also serve as officers and/or directors of the Funds.

         Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of September 30, 2001, the policy had a cash surrender value of approximately $290,000 and is included in other assets in the balance sheet.


10.    FINANCIAL INFORMATION BY BUSINESS SEGMENT

         The following details selected financial information by business segment for the nine months period shown.


                                            Investment       Real Estate
                                            Management        Operations           Total
                                            ----------       -----------           -----
         September 30, 2001
         Revenues                         $  1,656,386      $         -       $  1,656,386
         Investment income                      46,082           56,680            102,762
         Income (loss) from operations         (48,174)          49,219              1,045
         Depreciation and amortization          35,621                -             35,621
         Capital expenditures                    3,500                -              3,500
         Gross identifiable assets           6,197,188        2,079,972          8,277,160

         September 30, 2000

         Revenues                            1,930,777          199,058          2,129,835
         Investment income                     615,630              884            616,514
         Income (loss) from operations         265,188          (59,305)           205,883
         Depreciation and amortization          56,642           52,750            109,392
         Capital expenditures                        -           44,912             44,912
         Gross identifiable assets           6,559,822        1,497,275          8,057,097

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)





11.    CONTINGENCIES

         From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of September 30, 2001, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000
--------------------------------------------------------------------

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

     Total revenues decreased $579,541 or 66% which was primarily due to a decrease in net realized and unrealized gains on investments and management, distribution, service, real estate rental income, consulting fees and administrative fees. The Company had net realized and unrealized losses of $181,427 on the Company's investments. Management, distribution, service and administrative fees decreased $183,784 or 33% due to lower net assets in the Funds and due to the termination of the investment management agreement with Bexil Corporation, effective August 1, 2001. Revenue from the investment management agreement with Bexil Corporation for the six months ended June 30, 2001 was $33,816. Net assets under management were approximately $138 million at September 30, 2001, $140 million at June 30, 2001, $172 million at March 31, 2001, $181 million at December 31, 2000 and $189 million at September 30, 2000. Rental income was $0 as compared to $64,261. The real estate held for investment was sold in December 2000. In the third quarter of 2000, the Company earned $50,000 in consulting fees from Bull & Bear Securities. This agreement was terminated during the second quarter of 2001. Total expenses decreased $411,248 or 46% as a result of decreases in marketing expenses of $76,917 or 36%, which includes direct and indirect costs, general and administrative expenses of $156,648 or 43%, and amortization and depreciation expense of $24,340 or 69%. General are administrative expenses declined in part due to the assumption by Bexil Corporation of compensation expense of certain Company personnel at the annual rate of $200,000. During the third quarter of 2000, the Company wrote down intangible assets by $162,500, as compared to by $51,674 this quarter, a reduction of 68%. Marketing expenses decreased due to lower fulfillment and printing expenses. General and administrative expenses and professional fee expenses decreased $196,029 or 47%. Expense reimbursements to the Funds decreased $3,136 or 5%. Net loss for the period was $128,149 or $.08 per share on a diluted basis as compared to net loss of $66,634 or $.04 per share on a diluted basis for September 30, 2000


Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000
------------------------------------------------------------------

     Total revenues decreased $987,210 or 36% which was primarily due to the decrease in net realized and unrealized gains on investments, rental income, management distribution, service and administrative fee income. Partially offsetting this was an increase in dividends, interest and other income and consulting fees. Management, distribution, service and administrative fees decreased $371,314 or 21% due to lower net assets in the Funds. Net assets under management were approximately $138 million at September 30, 2001, $140 million at June 30, 2001, $172 million at March 31, 2001, $181 million at December 31, 2000 and $189 million at September 30, 2000. Net realized and unrealized results were a loss of $218,352 on investments. Dividends, interest and other increased $47,584 due to higher earnings on the Company's investments. Consulting fees increased $96,923 which was primarily due to the termination and settlement of the Company's consulting agreement with Bull & Bear Securities during the second quarter of 2001. Rental income declined to $0 as compared to $199,058. The real estate held for investment was sold in December 2000.

     Total expenses decreased $634,438 or 27% over this period of last year, as a result of decreases in marketing expenses of $124,761 or 18%, general and administrative expense of $338,509 or 32%, and amortization and depreciation expense of $73,771 or 67%. Marketing expenses decreased due to lower fulfillment and printing expenses. General and administrative expenses decreased due to lower employee costs. Expense reimbursements to the Funds increased $5,066 or 2%. Professional fees increased $8,363 or 6%. Net income for the period was $1,045 or $.00 per share on a diluted basis as compared to net income of $205,883 or $.12 per share on a diluted basis for the nine months ended September 30, 2000.


Liquidity and Capital Resources
-------------------------------

     The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                             September 30, 2001              December 31, 2000
                             ------------------              -----------------
Working capital                $7,347,540                      $7,132,886
Total assets                   $8,277,160                      $8,377,222
Long term debt                          -                               -
Shareholders' equity           $8,036,340                      $7,961,746


     Working capital and shareholders' equity increased $214,654 and $74,594, respectively for the nine months ended September 30, 2001. Total assets decreased $100,062.

     Total assets decreased primarily due to the write off of intangible assets and the reduction in interest, dividends and other receivables. Working capital increased due to a reduction in net payables. Shareholders' equity increased primarily due to the net profit results in the nine months and the change in comprehensive income.

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

     The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of marketing expenses in response to market conditions or other factors; variations in the level of compensation expense incurred by the Company, including performance-based compensation based on the Company's financial results, as well as changes in response to the size of the total employee population, competitive factors, or other reasons; expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Company to maintain its administrative and service infrastructure; and unanticipated costs that may be incurred by the Company from time to time to protect investor accounts and client goodwill.

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


Part II. Other Information
         -----------------

Items 4. Submission of Matters to a Vote of Security Holders During Third
         Quarter of the Year Ended December 31, 2001.
-------- ----------------------------------------------------------------
         None.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
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

                                        WINMILL & CO. INCORPORATED



Dated: November 14, 2001                By:/s/ William G. Vohrer
                                          ----------------------
                                           William G. Vohrer
                                           Treasurer, Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: November 14, 2001                        /s/ Bassett S. Winmill
                                                ----------------------
                                                Bassett S. Winmill
                                                Chairman of the Board,
                                                Director


Dated: November 14, 2001                        /s/ Robert D. Anderson
                                                ----------------------
                                                Robert D. Anderson
                                                Vice Chairman, Director

Dated: November 14, 2001                        /s/ Thomas B. Winmill
                                                ---------------------
                                                Thomas B. Winmill, Esq.
                                                President,
                                                General Counsel, Director


Dated: November 14, 2001                        /s/ Charles A. Carroll
                                                ----------------------
                                                Charles A. Carroll, Director


Dated: November 14, 2001                        /s/ Edward G. Webb, Jr.
                                                -----------------------
                                                Edward G. Webb, Jr., Director


Dated: November 14, 2001                        /s/ Mark C. Winmill
                                                -------------------
                                                Mark C. Winmill, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
Winmill & Co. Incorporated

We have reviewed the accompanying balance sheet and statements of income (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of September 30, 2001 and for the nine-month period ended. These financial statements are the responsibility of the company's management.

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


                                                     Tait, Weller & Baker

Philadelphia, Pennsylvania
November 14, 2001