Form 10KSB
period 2001-12-31
WINMILL & CO INC
filed 2002-04-01
CIK 52234

As filed with the Securities and Exchange Commission on April 1, 2002
      ---------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
    X          Annual Report Pursuant to Section 13 or 15(d) of the
----------           Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 2001

                                       or

----------  Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

No voting stock was held by non-affiliates of the registrant as of March 15, 2002.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2002:

Class A Non-Voting Common Stock, par value $.01 per share - 1,628,830 shares Class B Voting Common Stock, par value $.01 per share - 20,000

                                     PART I

ITEM                                                                        PAGE

   1.    Business                                                              1

   2.    Properties                                                            5

   3.    Legal Proceedings                                                     5


                                     PART II

   4.    Market for Company's Common Equity
         and Related Stockholder Matters                                       6


                                    PART III

   5.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          6

   6.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                8

   7.    Financial Statements and Supplementary Data                           9


                                     PART IV

   8.    Directors and Executive Officers                                     25

   9.    Executive Compensation                                               27

  10.    Security Ownership of Certain Beneficial Owners and Management       33

  11.    Certain Relationships and Related Transactions                       33


                                     PART V

  12.    Exhibits, Consolidated Financial Statements and Schedules,
            and Reports on Form 8-K                                           34

                                     PART I


Item 1.    Business

Winmill & Co. Incorporated, a Delaware corporation (the "Company"), is a holding company with five principal subsidiaries: CEF Advisers, Inc., ("CEF"), Investor Service Center, Inc. ("ISC"), Midas Management Corporation ("MMC") and Performance Properties, Inc. ("Performance Properties").

MMC and CEF act as investment managers to open-end and closed-end management investment companies (the "Funds") registered under the Investment Company Act of 1940 (the "Act"). The open-end Funds are: Dollar Reserves, Inc., Midas Fund, Inc.; and Midas Special Equities Fund, Inc. The closed-end fund is Global Income Fund, Inc. CEF acted as investment manager of Bexil Corporation ("Bexil") and Tuxis Corporation ("Tuxis") until July 31, 2001 and November 30, 2001, respectively, when the investment management agreements with CEF were terminated. Commencing August 1, 2001, Bexil's officers (who are substantially identical to those of CEF) assumed the internal management of Bexil's affairs, including portfolio management, subject to the oversight and final direction of the Board of Directors of Bexil. Commencing December 1, 2001, the officers of Tuxis (who are substantially identical to those of CEF) assumed the internal management of Tuxis' affairs, including portfolio management, subject to the oversight and final direction of the Board of Directors of Tuxis. Compensation of Bexil and Tuxis personnel was set in the aggregate amount of $200,000 each per year which may be changed from time to time at the discretion of the Board of Directors of each of Bexil and Tuxis. Bexil and Tuxis are paying compensation directly to the officers whose compensation from the Company was proportionately reduced. As of December 31, 2001, the Company owned approximately 23% and 19% of the outstanding shares of Bexil and Tuxis, respectively.

Bexil and Tuxis have received shareholder approval to change from registered investment companies to operating companies and each anticipates filing with the SEC an application to terminate its registration as an investment company. In January 2002, Bexil began operating a business through a 50% interest in a third party claims administrator.

ISC was organized in 1985 and is registered with the SEC as a broker/dealer and is a member of the NASD. ISC acts as the principal distributor for the open-end Funds and may engage in proprietary trading.

Performance Properties was organized in 1994 to purchase and renovate suburban office buildings. Performance Properties purchased land and a two story office building located in Red Bank, New Jersey in 1994. The building consisted of approximately 13,000 square feet. The building was purchased for cash and had no mortgage. The office building was sold on December 1, 2000 for $2,250,000 for a pre-tax profit of $901,046.

On March 31, 1999, the Company sold the outstanding stock of Bull & Bear Securities, Inc. ("BBSI"), to a wholly-owned subsidiary of Royal Bank of Canada. In connection with the sale, the rights to the name "Bull & Bear" were transferred to Royal Bank of Canada, and the Company and certain of its subsidiaries agreed to change their names. In connection with the BBSI Sale, Royal Bank had agreed that it will cause, for the three-year period following the closing, BBSI to offer exclusively Dollar Reserves, an open-end investment company managed by MMC, to its customers as the sole money market fund into which cash balances held by BBSI's customers may be swept on a daily basis for so long as certain conditions are met, including certain performance rankings by the Fund, in consideration of a monthly fee equal to one-twelfth of 0.25% of the aggregate average daily amount of such balances. Further, the Company had agreed to provide, or to cause its subsidiaries to provide, to BBSI for a period of three years following the closing, certain services with respect to the operation of a securities brokerage business for a monthly consulting fee of $16,666.67, subject to certain conditions. The agreement was terminated by Royal Bank in June 2001. The Company received a settlement for the consulting agreement in the amount of approximately $164,000.

See Note 11 to the financial statements for financial information by business segment.

The Company has granted certain of the Funds, Tuxis, Bexil and its subsidiaries a non-exclusive license to use certain service marks owned by the Company, under certain terms and conditions on a royalty free basis. Such license may be withdrawn from a Fund in the event the investment manager of the Fund is not a subsidiary of the Company or in other cases, at the discretion of the Company.

Investment Management and Distribution Business

The Company is engaged, through its subsidiaries, in the business of managing investment companies registered under the Act. The Funds and their respective net assets as of December 31, 2001 were approximately as follows:

      Dollar Reserves, Inc.                              $     25,991,000
      Global Income Fund, Inc.                                 29,110,000
      Midas Fund, Inc.                                         38,558,000
      Midas Special Equities Fund, Inc.                        22,695,000
                                                         ----------------
         Total Net Assets                                $    116,354,000
                                                         ================

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

In general, investment management services are rendered to the Funds pursuant to written contractual agreements. Such agreements relate to the general management of the affairs of each Fund, in addition to supervising the acquisition and sale of each Fund's portfolio investments. As provided in the agreements, CEF and MMC may receive management fees ranging from 1.0% to 0.5% (and generally declining thereafter on higher net asset levels) per annum of the Funds' average daily or average weekly net assets payable monthly. The Act requires that such contractual agreements be initially approved by the Funds' Board of Directors, including a majority of all of the directors who are not "interested persons" (as defined in the Act), and by the vote of a majority of the outstanding shares of the Fund (as defined in the Act). Agreements, if approved, may be for a term of up to two years, and thereafter their continuance must be approved at least annually by a majority of the directors of the Fund, including a majority of those directors of the Fund who are not "interested persons", or by such a vote of "disinterested" directors and the vote of a majority of the outstanding shares of the Fund. In addition, all such agreements are subject to termination on 60 days' notice by majority vote of the Board of Directors or the shareholders and are subject to automatic termination in the event of assignment. Effective July 31, 2001, the investment management agreement with Bexil was terminated by the Board of Directors of Bexil and Bexil's officers assumed the internal management of Bexil's affairs, including portfolio management. Effective November 30, 2001, the investment management agreement with Tuxis was terminated by the Board of Directors of Tuxis and Tuxis' officers assumed the internal management of Tuxis' affairs, including portfolio management. Depending on the assets of the Fund involved and other factors, the termination of any agreements for investment management services between any of the Funds, CEF, and MMC or the termination of the relationship of the Company with the management of Bexil and Tuxis may have a serious adverse impact upon the Company.

Under the investment management contracts, CEF and MMC are required to reimburse the Funds for certain expenses to the extent that such expenses exceed limitations prescribed by any state in which shares of the Funds are qualified for sale, although currently the Funds are not subject to any such limits. In addition, from time to time CEF and MMC may waive or reimburse management fees to increase a Fund's performance.

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

CEF and MMC are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. ISC is registered with the SEC as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the NASD. The Funds, Tuxis and Bexil are registered with the SEC under the Act. The activities of CEF and MMC and of the Funds are subject to regulation under Federal and state securities laws. The provisions of these laws, including those relating to the contractual arrangements between the Funds and their investment managers, are primarily designed to protect the shareholders of the Funds and not the shareholders of the Company.

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

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds; fluctuations in the financial markets resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment products as compared to competing products and market indices; the expense ratios and fees of the Company's sponsored products and services; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management fees at current levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment products; the ability of the Company to contract with the Funds for payment for services offered to the Funds and Fund shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; and the amount and timing of income from the Company's proprietary securities trading portfolio.

The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; the level of expenses assumed by the Company for the Funds as a result of expense reimbursement plan or waiver of expenses to increase a Fund's performance; variations in the level of compensation expense incurred by the Company, including performance-based compensation based on the Company's financial results, as well as changes in response to the size of the total employee population, competitive factors, or other reasons; expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Company to maintain its administrative and service infrastructure; and unanticipated costs that may be incurred by the Company from time to time to protect investor accounts and client goodwill.

The Company's operating results will also depend on the results of its holdings in Bexil and Tuxis.

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

Item 2.    Properties

The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. The approximate area of the office is 3,800 square feet. The rent is approximately $96,000 per annum plus $12,800 per annum for electricity. The lease expires on December 31, 2003.


Item 3.      Legal Proceedings

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 2001, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

                                     PART II

Item 4.   Market for the Company's Common Equity and Related Stockholder Matters

The Company's Class A Common Stock (non-voting) trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol WNMLA. The Company's Class B Common Stock (voting) has no public trading market. There are approximately 237 holders of record of Class A Common Stock and 1 holder of Class B Common Stock as of December 31, 2001. In addition, there are an indeterminate number of beneficial owners of Class A Common Stock that are held in "street name". No dividends have been paid on either class of Common Stock in the past five years and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Class A Common Stock during each quarterly period over the last two years were as follows:

                                   2001                            2000
                           --------------------            ---------------------
                            High          Low                High          Low
First Quarter              $1.6250      $1.1563            $2.2188      $1.9375
Second Quarter             $1.8900      $1.3000            $2.0625      $1.6250
Third Quarter              $1.9400      $1.5500            $2.0938      $1.8125
Fourth Quarter             $1.7000      $1.3500            $1.9375      $1.0000

Equity Compensation Plan Information

                                                                                             Number of
                                          Number of Class A          Weighted-               Class A shares
                                          shares to be issued        average price           remaining available
                                          upon exercise of           of outstanding          for future issuance
                                          outstanding options        options, warrants       under equity
                                          warrants and rights        and rights              compensation plans
Equity Compensation Plans
    approved by security holders                   221,000                 $ 1.60                     84,000
Equity Compensation Plans not
    approved by security holders                         -                      -                          -
                                                 ---------                 ------                   --------
Total                                              221,000                 $ 1.60                     84,000
                                                 =========                 ======                   ========

Item 5. Management's Discussion and Analysis of Financial Condition and Results of Operations

2001 Compared to 2000

Drastic declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market fund, which has lower management and distribution fees rates than the equity Funds, or by transfer out of the Funds entirely. Lower net asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 10 of the financial statements.

Total revenues decreased $2,253,399 or 54% which was primarily due to the decrease in management, distribution and other fees, net realized and unrealized gains on proprietary securities trading, rental income and dividends and interest income. Management, distribution and other fees decreased $526,278 or 23% due to lower net assets in the Funds and the termination of the investment management agreement with Bexil and Tuxis effective July 31, 2001 and November 30, 2001 respectively. Net assets under management were approximately $181 million at December 31, 2000, $172 million at March 31, 2001 $140 million at June 30, 2001, $128 million at September 30, 2001 and $116 million at December 31, 2001. Net realized and unrealized losses on proprietary securities trading were $360,418. Consulting fees increased $46,923 which was primarily due to the termination and settlement of the Company's consulting agreement with BBSI during the second quarter of 2001. Rental income declined to $0 as compared to $250,941 due to the sale of the real estate held for investment in December 2000 for a pre-tax profit of $901,046.

Total expenses decreased $977,041 or 31% over this period of last year, as a result of decreases in general and administrative expense of $373,560 or 29%, marketing expenses of $230,925 or 24%, and amortization and depreciation expense of $32,865 or 26%. General and administrative expenses decreased due to lower employee costs, in part due to the assumption by Bexil, effective August 1, 2001, of compensation expense of certain Company personnel at the annual rate of $200,000. Marketing expense decreased due to lower fulfillment and printing costs. Expense reimbursement to the Funds decreased $3,180 or 1%. Professional fees decreased $11,511 or 6%. Net loss for the period was $199,065 or $(.12) per share on a diluted basis as compared to net income of $508,314 or $.31 per share on a diluted basis for last year.

2000 Compared to 1999

Total revenues for the year increased $862,885 or 26% reflecting primarily the pre-tax gain realized on the sale of real estate of $901,046. Management, distribution and other fees decreased $398,745 or 21% and $171,352 or 18%, respectively. The decrease in management, distribution and other fees was due to an overall decrease in the net asset levels of the Funds. Net assets under management were approximately $244 million at December 31, 1999, $222 million at March 31, 2000, $198 million at June 30, 2000, $189 million at September 30, 2000 and $181 million at December 31, 2000.

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

                                                      December 31,
                                                2001                 2000
                                                ----                 ----

       Working Capital                       $7,063,441           $7,132,886
       Total Assets                          $8,036,785           $8,377,222
       Long-Term Debt                        $        -           $        -
       Shareholders' Equity                  $7,748,846           $7,961,746

For the year ended 2001, working capital, total assets and shareholders' equity decreased $69,445, $340,437 and $212,900, respectively. Working capital, total assets and shareholders' equity decreased primarily due to the realized and unrealized losses from proprietary securities trading.

For the year ended 2000, working capital and shareholders' equity increased $1,778,608, and $123,111, respectively. Total assets decreased $1,712,807. Total assets decreased primarily due to the payment of federal, state and local income taxes in the first quarter of 2000 and the write-down of intangible assets of $325,000. Working capital increased due to the sale of real estate held for investment in the fourth quarter of 2000. The increase in shareholders' equity was primarily the result of the net income for 2000 of $508,314 offset by the decrease in unrealized capital gains from proprietary securities trading of $385,203.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources. This includes the restrictions placed on the transfer of funds to ISC as a result of its regulatory net capital requirements. At December 31, 2001, the amount subject to these restrictions was $100,000 or 1.2% of total assets.

Effects of Inflation and Changing Prices

Since the Company derives revenue primarily from investment management and distribution services from the Funds, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenues from continuing operations.

Item 6. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters during the two years ended December 31, 2001.

Item 7.    Financial Statements and Supplementary Data

Financial Statements required by Regulation S-X and Supplementary Financial Information required by Regulation S-B are presented herein.


                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Certified Public Accountants                            10

Consolidated Balance Sheet,
   December 31, 2001                                                          11

Consolidated Statements of Income,
   Years ended December 31, 2001 and 2000                                     12

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 2001 and 2000                                     13

Consolidated Statements of Cash Flows,
   Years ended December 31, 2001 and 2000                                     14

Notes to Consolidated Financial Statements                                    16

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders of
Winmill & Co. Incorporated


We have audited the accompanying consolidated balance sheet of Winmill & Co. Incorporated and subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winmill & Co. Incorporated and subsidiaries at December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





                                                   TAIT, WELLER & BAKER

Philadelphia, Pennsylvania
February 8, 2002

                           WINMILL & CO. INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001


                                     ASSETS
Current Assets:
   Cash and cash equivalents                                        $  2,443,693
   Marketable securities (Note 2)                                      4,445,888
   Management, distribution and other fees receivable                    105,717
   Dividends, interest and other receivables                              24,246
   Prepaid expenses and other current assets                              72,416
   Refundable income taxes                                               259,420
                                                                    ------------
      Total Current Assets                                             7,351,380
                                                                    ------------
Equipment, furniture and fixtures, net                                    51,232
Excess of cost over net book value of subsidiaries, net                  197,440
Deferred income taxes (Note 8)                                            91,000
Other assets (Note 10)                                                   345,733
                                                                    ------------
                                                                         685,405
                                                                    ------------
      Total Assets                                                  $  8,036,785
                                                                    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $     27,871
   Accrued professional fees                                             102,213
   Accrued payroll and other related costs                                46,197
   Accrued other expenses                                                 45,140
   Other current liabilities                                              66,518
                                                                    ------------
      Total Current Liabilities                                          287,939
                                                                    ------------

Contingencies (Note 12)                                                        -

Shareholders' Equity (Notes 2, 4, 5, and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,628,320 shares issued and outstanding                             16,283
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                   200
   Additional paid-in capital                                          6,807,985
   Retained earnings                                                   1,512,552
   Notes receivable for common stock issued                            (597,736)
   Accumulated other comprehensive income                                  9,562
                                                                    ------------
      Total Shareholders' Equity                                       7,748,846
                                                                    ------------
      Total Liabilities and Shareholders' Equity                    $  8,036,785
                                                                    ============

See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31,



                                                         2001               2000
                                                         ----               ----
Revenues:
   Management, distribution and other fees           $   1,759,262  $  2,285,540
   Real estate rental income                                   -         250,941
   Gain on sale of real estate                                 -         901,046
   Consulting fee                                          246,923       200,000
   Realized and unrealized gains
      (losses) from investments                           (360,418)      225,149
   Dividends, interest and other                           264,639       301,129
                                                     -------------  ------------
                                                         1,910,406     4,163,805
                                                     -------------  ------------

Expenses:
   General and administrative                              916,751     1,290,311
   Marketing                                               718,984       949,909
   Expense reimbursements to the Funds (Note 11)           284,375       287,555
   Professional fees                                       181,324       192,835
   Amortization and depreciation                            93,890       126,755
   Non-recurring item (Note 9)                                 -         325,000
                                                     -------------  ------------
                                                         2,195,324     3,172,365
                                                     -------------  ------------

Income (loss) before income taxes                         (284,918)      991,440
Income taxes (benefit) (Note 8)                            (85,853)      483,126
                                                     -------------  ------------
Net Income (Loss)                                    $    (199,065) $    508,314
                                                     =============  ============

Per Share Data:
   Basic
      Net income (loss)                                    $  (.12)         $.31
                                                           =======          ====
   Diluted
      Net income (loss)                                    $  (.12)         $.31
                                                           =======          ====

Average Shares Outstanding:
   Basic                                                 1,653,343     1,655,017
                                                         =========     =========
   Diluted                                               1,653,343     1,659,839
                                                         =========     =========










See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     Years Ended December 31, 2001 and 2000



                                       Number of Shares                               Amount
                                                                                      Notes
                                                                                      Receivable
                                                                                      For                 Accumulated
                                                                         Additional   Common    Retained      Other      Total
                                      Class A   Class B Class A Class B   Paid-In     Stock     Earnings Comprehensive Shareholders'
                                       Common    Common  Common  Common   Capital     Issued    (Deficit)    Income      Equity
                                       ------    ------  ------  ------  ----------  ---------  ----------  ---------  ----------
Balance, December 31, 1999            1,635,017  20,000 $16,351   $200   $6,872,454  $(603,675) $1,203,303  $ 350,002  $7,838,635
                                                                                                                       ----------

Net income        -                         -       -       -      -            -      508,314         -            -     508,314
Other comprehensive income
     Unrealized losses on investments       -       -       -      -            -          -           -     (385,203)   (385,203)
                                      --------- ------- -------   ----   ----------  ---------  ----------  ---------  ----------
     Comprehensive income                                                                                                 123,111
                                                                                                                       ----------

Balance, December 31, 2000            1,635,017  20,000  16,351    200    6,872,454   (603,675)  1,711,617    (35,201)  7,961,746
Net loss          -                         -       -       -      -            -                 (199,065)        -     (199,065)
Other comprehensive income
     Unrealized gains on marketable
     securities                             -       -       -      -            -          -           -       44,763      44,763
                                      --------- ------- -------   ----   ----------  ---------  ----------  ---------  ----------
     Comprehensive income                                                                                                (154,302)
                                                                                                                       ----------
Redemption of stock                      (6,697)    -       (68)   -        (64,469)       -           -          -       (64,537)
Repayment of notes receivable               -       -       -      -            -        5,939         -          -         5,939
                                      --------- ------- -------   ----   ----------  ---------  ----------  ---------  ----------
Balance, December 31, 2001            1,628,320  20,000 $16,283   $200   $6,807,985  $(597,736) $1,512,552  $   9,562  $7,748,846
                                      ========= ======= =======   ====   ==========  =========  ==========  =========  ==========


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,



                                                                                           2001                 2000
                                                                                           ----                 ----
Cash Flows from Operating Activities:
   Net income (loss)                                                              $    (199,065)       $     508,314
                                                                                  -------------        -------------
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                      93,890              126,755
      Write-off of impaired asset                                                           -                325,000
      Deferred income taxes                                                              47,000               26,000
      Decrease (increase) in cash value of life insurance                                21,463              (88,500)
      Realized/unrealized (gain) loss on investments                                    360,418             (225,149)
      Gain on sale of real estate                                                           -               (901,046)
      (Increase) decrease in:
         Management, distribution and other fees receivable                              56,057              111,026
         Dividends, interest and other receivables                                      159,570             (140,387)
         Prepaid expenses and other current assets                                      118,094              (61,548)
         Refundable income taxes                                                       (259,420)                 -
         Other assets                                                                   (13,275)                 -
      Increase (decrease) in:
         Accounts payable                                                               (10,778)            (163,277)
         Accrued expenses                                                                57,557              (37,041)
         Accrued income taxes                                                          (231,000)          (1,635,600)
         Other current liabilities                                                       56,682                  -
                                                                                  -------------        -------------
   Total adjustments                                                                    456,258           (2,663,767)
                                                                                  -------------        -------------
      Net cash provided by (used for) operating activities                              257,193           (2,155,453)
                                                                                  -------------        -------------

                           WINMILL & CO. INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                            Years Ended December 31,



                                                                       2001                  2000
                                                                       ----                  ----
Cash Flows from Investing Activities:
   Improvement to real estate                                   $         -          $     (53,951)
   Proceeds from sale of real estate                                      -              2,250,000
   Capital expenditures                                                (5,623)              (5,301)
   Proceeds from sales of investments                                 838,781            2,797,044
   Purchases of investments                                        (1,674,147)          (2,306,345)
                                                                -------------        -------------
      Net cash provided by (used in) investing activities            (840,989)           2,681,447
                                                                -------------        -------------

Cash Flows from Financing Activities:
   Repayments of notes receivable                                       5,939                  -
   Redemption of Class A Common Stock                                 (64,537)                 -
                                                                -------------        -------------
      Net cash provided by (used in) financing activities             (58,598)                 -
                                                                -------------        -------------

      Net increase (decrease) in cash and cash equivalents           (642,394)             525,994

Cash and cash equivalents:
   Beginning of year                                                3,086,087            2,560,093
                                                                -------------        -------------
   End of year                                                  $   2,443,693        $   3,086,087
                                                                =============        =============


SUPPLEMENTAL DISCLOSURE:
   The Company paid $0 and $1,475,000 in Federal income taxes in 2001 and 2000, respectively.





See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF BUSINESS Winmill & Co. Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (three open-end funds), Global Income Fund, Inc., a closed-end fund, and proprietary securities trading.

          BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Substantially all intercompany accounts and transactions have been eliminated.

          ACCOUNTING ESTIMATES In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value because of the short maturity of these items. Marketable securities are recorded at market value which represents the fair value of the securities.

          CASH AND CASH EQUIVALENTS Investments in money market funds are considered to be cash equivalents. At December 31, 2001, the Company and subsidiaries had invested approximately $2,212,500 in an affiliated money market fund.

          MARKETABLE SECURITIES The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity as "accumulated other comprehensive income." Marketable securities for the broker/dealer subsidiary is valued at market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2001 and 2000



          INCOME TAXES

          The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The Company and its wholly-owned subsidiaries file consolidated income tax returns.

          EQUIPMENT

          Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At December 31, 2001 and 2000, accumulated depreciation on equipment, furniture and fixtures amounted to approximately $812,100.

          EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES, NET

          The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen years using the straight-line method. At December 31, 2001, accumulated amortization amounted to approximately $136,700. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the value of its intangible assets is not recoverable (See Note 9). Effective in 2002, the Company will apply Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") and reassess the useful life of the previously recognized intangible assets and adjust the remaining amortization periods accordingly. The adoption of SFAS 142 is not expected to have a material effect on the financial statements of the Company.

          COMPREHENSIVE INCOME

          The Company discloses comprehensive income in the financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities, which is reported as other comprehensive income in stockholders' equity.

          SEGMENT INFORMATION

          The Company's operating segment is organized around services provided and classified into one group - investment management. As a result of the sale of the real estate held for investment in 2000, the Company is no longer operating in real estate services.

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

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2001 and 2000



         The following table sets forth the computation of basic and diluted earnings per share:

                                                         2001               2000
                                                         ----               ----
Numerator for basic and diluted earnings per share:
   Net income (loss)                                  $  (199,065)   $   508,314
                                                      ===========    ===========
Denominator:
   Denominator for basic earnings per share -
      weighted-average shares                           1,653,343      1,655,017
   Effect of dilutive securities:
      Employee Stock Options                                  -            4,822
                                                      -----------    -----------
Denominator for diluted earnings per share -
   adjusted weighted - average shares and
   assumed conversions                                  1,653,343      1,659,839
                                                      ===========    ===========


2.   MARKETABLE SECURITIES

    At December 31, 2001 marketable securities consisted of:

       Broker/dealer securities - at market
          Affiliated investment companies                          $  3,658,794
          Equity securities                                             752,596
                                                                   ------------
             Total broker/dealer securities (cost - $3,984,299)       4,411,390
                                                                   ------------

       Other companies
          Unaffiliated investment companies                               3,325
          Equity securities                                              31,173
                                                                   ------------
             Total available-for-sale securities (cost - $17,936)        34,498
                                                                   ------------
                                                                   $  4,445,888

      At December 31, 2001, the Company had $9,562, net of deferred income taxes, of unrealized gains on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity. Included in the investments in affiliated investment companies are investments of $2,005,428 or approximately 23% of the outstanding shares of Bexil and $1,643,799 or approximately 19% of the outstanding shares of Tuxis, both of which have received shareholder approval to change from regulated investment companies to operating companies.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2001 and 2000



3.    LEASE COMMITMENTS

      The Company leases office space under a lease which expires December 31, 2003. The rent is approximately $109,000 per annum including electricity.


4.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of December 31, 2001 and 2000, none of the Preferred Stock was issued.


5.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2001, the subsidiary had net capital of approximately $4,560,200; net capital requirements of $100,000; excess net capital of approximately $4,460,200; and the ratio of aggregate indebtedness to net capital was approximately 0.03 to 1.


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

                           December 31, 2001 and 2000



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

                                                   Years Ended December 31,
                                                  2001                 2000
                                                  ----                 ----

Net income (loss)    As reported               $(199,065)            $502,572
                      Pro forma                $(213,005)            $463,593
Earnings per share
   Basic             As reported                  $(.12)                 $.30
                      Pro forma                   $(.13)                 $.28

   Diluted           As reported                  $(.12)                 $.30
                      Pro forma                   $(.13)                 $.28

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000: expected volatility of 46.98% and 46.33%, risk-free interest rate of 3.95% and 4.40% and expected life of three years for each year.

      A summary of the status of the Company's stock option plans as of December 31, 2001 and 2000, and changes during the years ending on those dates is presented below:
                                                                        Weighted
                                                     Number              Average
                                                       Of               Exercise
         Stock Options                               Shares               Price

         Outstanding at December 31, 1999            239,000              $2.32
            Granted                                  261,000              $1.65
            Canceled                                (274,000)             $2.26
                                                  ----------
         Outstanding at December 31, 2000            226,000              $1.61
            Granted                                   15,000              $1.80
            Canceled                                 (20,000)             $1.94
                                                  ----------
         Outstanding at December 31, 2001            221,000              $1.60
                                                  ==========

      There were 174,000 and 182,000 options exercisable at December 31, 2001 and 2000 with a weighted-average exercise price of $1.59 and $1.64, respectively. The weighted-average fair value of options granted using the Black Scholes option-pricing model was $.64 and $.54 for the years ended December 31, 2001 and 2000, respectively.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2001 and 2000



      In December 2000, the Company canceled 192,000 previously issued stock options. The exercise prices of the canceled stock options were $1.875 to $2.6125. In December 2000, the Company granted 216,000 stock options with exercise prices of $1.50 to $1.65.

      The following table summarizes information about stock options outstanding at December 31, 2001:

                                     Weighted-Average
     Range of         Number             Remaining             Weighted-Average
Exercise Prices     Outstanding      Contractual Life           Exercise Price

$1.50 - $1.65          206,000           4.0 years                   $1.58
$1.70 - $1.80           15,000           4.5 years                   $1.80

      In connection with the exercise of the options, the Company has received from certain officers notes with interest rates ranging from 2.45% to 2.48% per annum payable December 31, 2004. The balance of the notes, including interest, at December 31, 2001 was $597,736, which was classified as "notes receivable for common stock issued."


7.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended December 31, 2001 and 2000 was approximately $33,700 and $45,100, respectively.


8.    INCOME TAXES

      The provision for income tax expense (benefit) was as follows:

                                              2001                       2000
                                              ----                       ----
            Current
               Federal                     $  (114,000)          $  352,000
               State and local                 (18,853)             105,126
                                           -----------           ----------
                                              (132,853)             457,126
            Deferred                            47,000               26,000
                                           -----------           ----------
                                           $   (85,853)          $  483,126
                                           ===========           ==========

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2001 and 2000



      Deferred tax assets are comprised of the following at December 31, 2001 and 2000:

                                                    2001                2000
                                                    ----                ----

     Unrealized depreciation on investments       $  53,000       $  138,000
     Accrued expenses                                19,000              -
     Net operating loss carryforwards                19,000              -
                                                  ---------       ----------
         Net deferred tax assets                  $  91,000       $  138,000
                                                  =========       ==========

      A reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:
                                                              2001       2000
                                                              ----       ----

      Statutory rate                                         34.0%       34.0%
      Increase in effective tax rate resulting from:
         State income taxes, net of federal benefit           4.4         7.0
         Write-down of non-deductible intangible assets      (6.2)       11.1
         Non-deductible income and expenses - net            (2.1)       (3.4)
                                                           ------       -----
                                                             30.1%       48.7%
                                                           ======       =====

9.    NON-RECURRING ITEM

      In 2000, the Company determined that the carrying value of one of its excess of cost over net book value of subsidiaries exceeded its net realizable value. This occurred because of a decline in net assets under management. As a result, the Company recorded a non-recurring charge to operations of $325,000.

10.   RELATED PARTIES

      All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. In addition, during the years ended December 31, 2001 and 2000, the Funds paid approximately $69,000 and $147,000, respectively, for recordkeeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for recordkeeping services were recorded in management, distribution and other fees.

      In connection with investment management services, the Company's investment management and distributor subsidiaries waived management and distribution fees from the Funds in the amount of approximately $284,400 and $287,600 for the years ended December 31, 2001 and 2000, respectively.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2001 and 2000



      On March 31, 1999, the Company sold its discount brokerage business, Bull & Bear Securities, ("BBSI") to a subsidiary of Royal Bank of Canada. In connection with the sale, Royal Bank agreed that it would cause for the three-year period following the sale, BBSI to offer exclusively Dollar Reserves to its customers as the sole money market fund into which cash balances held by BBSI's customers may be swept on a daily basis. In addition, the Company agreed to provide to BBSI for a period of three years following the sale certain services with respect to the operation of a securities brokerage business for a monthly consulting fee of $16,666.67, subject to certain conditions. The agreement was terminated in June 2001 by Royal Bank which provided a final settlement payment of approximately $164,000.

      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of December 31, 2001, the policy had a cash surrender value of approximately $242,000 and is included in other assets in the balance sheet.


11.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

      As the result of the sale of the real estate held for investment in December 2000, the Company no longer operates in real estate services. The following details selected financial information by business segment for the year ended December 31, 2000.

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

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2001 and 2000



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

                                    PART III


Item 8.    Directors and Executive Officers

The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

      Name                Position                                 Years of Service          Age
                                                                 Director     Officer
Bassett S. Winmill        Chairman of the Board                   25          25             71

Robert D. Anderson        Vice Chairman of the Board              25          25             72

Thomas B. Winmill, Esq.   President,                              13          14             42
                          General Counsel, Director

Edward G. Webb, Jr.       Director                                16*         13**           62

Charles A. Carroll        Director                                10           -             71

Mark C. Winmill           Director                                12***       14****         44

Marion E. Morris          Senior Vice President                   -             1            56

William G. Vohrer         Treasurer,                              -             1            51
                          Chief Accounting Officer

Monica Pelaez, Esquire    Vice President,
                          Secretary, Associate General Counsel    -             2            30

*      1985 to 1990 and 1992 to present.

**     1979 to 1990

***    1989 to 1999 and 2000 to present.

****   1987 to 1999

Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

BASSETT S. WINMILL - Chairman of the Board of Directors. He is also Chairman of certain investment companies managed by Company subsidiaries and Chief Executive Officer of Tuxis Corporation. He is a member of the New York Society of Security Analysts, the Association for Investment Management and Research, and the International Society of Financial Analysts. He is the father of Thomas B. Winmill and Mark C. Winmill.

ROBERT D. ANDERSON - Vice Chairman of the Board of Directors. He is also Vice Chairman of certain investment companies managed by Company subsidiaries and of the subsidiaries of the Company.

THOMAS B. WINMILL, ESQ. - President, General Counsel, Chief Executive Officer and Director. He is also President of the investment companies managed by Company subsidiaries and of certain other subsidiaries of the Company. He is also President of Bexil Corporation. He is a member of the New York State Bar. He is a son of Bassett S. Winmill and brother of Mark C. Winmill.

EDWARD G. WEBB, JR. - Director. He has been President of Webb Associates, Ltd. since 1996. From 1990 to 1996, he was Investment Director for Home Insurance Company, an affiliate of Trygg -House A1. Prior to that, he served as a Senior Vice President and Director of the Company.

CHARLES A. CARROLL - Director. From 1989 to the present, he has been affiliated with Kalin Associates, Inc., a member firm of the New York Stock Exchange.

MARK C. WINMILL - Director. He is currently Chairman of the Thanksgiving Foundation. He was Co-President and Director of the Company from June 1990 to March 1999 and an Officer and Director of its various Funds and subsidiaries from June 1987 to March 1999. He was President and Director of Bull & Bear Securities, Inc. ("BBSI"), a nationwide discount broker, from June 1987 until March 1999 when the Company sold BBSI to The Royal Bank of Canada. He was also Chief Operating Officer of BBSI from April 1999 to February 2000. He is a son of Bassett S. Winmill and a brother of Thomas B. Winmill.

WILLIAM G. VOHRER - Chief Financial Officer, Treasurer and Chief Accounting Officer. He joined the company in February 2001. He is also Chief Financial Officer and Treasurer of Bexil Corporation. From 1999 to 2001, he consulted on accounting matters. From 1994 to 1999 he was Chief Financial Officer and Financial Operations Principal for Nafinsa Securities, Inc., a Mexican Securities broker/dealer. From 1978 to 1994, he held Chief Financial Officer/Controller positions with various international banks.

MARION E. MORRIS - Senior Vice President. Since November 2000, she has served as Senior Vice President of the Company, CEF, and certain investment companies managed by the Company. She is Director of Fixed Income and a member of the Investment Policy Committee of CEF. Since 1997, she acted as general manager of Michael Trapp. Previously, she had served as Vice President of Salomon Brothers, The First Boston Corporation and Cantor Fitzgerald.

MONICA PELAEZ, ESQ. - Vice President, Secretary and Chief Compliance Officer. She is also Vice President, Secretary and Chief Compliance Officer of the investment companies managed by the Company, and the Investment Manager and certain of its affiliates. Previously, she was Special Assistant Corporation Counsel to New York City Administration for Children's Services from 1998 to 2000 and an attorney with Debevoise & Plimpton from 1997 to 1998. She earned her Juris Doctor from St. John's University School of Law in 1997. She is a member of the New York State Bar.

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


Item 9.    Executive Compensation

The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules.

Summary Compensation Table

The following table sets forth, for the three years ended December 31, 2001, the compensation paid to the chief executive and other officers whose total annual salary and bonus exceeded $100,000 in 2001.

                           SUMMARY COMPENSATION TABLE


                                                 Annual                             Long-Term
                                              Compensation                          Compensation
                                         ----------------------                     Securities         All Other
Name And                                  Salary          Bonus     Other Annual    Underlying        Compensation
Principal Position               Year      ($)             ($)      Compensation*     Options       (a)        (b)
----------------------       ---------   --------     ------------  -------------   ----------      ---        ---
Bassett S. Winmill               2001    $315,000    $  13,125         -              55,000      $ 3,584    $6,300
    Chairman                     2000    $315,000    $   7,450         -              55,000      $ 3,504    $5,883
                                 1999    $237,500    $ 215,625         -              80,000      $ 6,572    $5,000

Thomas B. Winmill                2001    $187,500(c) $  10,416         -              55,000      $   300    $6,300
    President and                2000    $250,000    $  10,416         -              55,000      $   300    $6,000
    Chief Executive Officer      1999    $187,500    $ 212,500         -              80,000      $   255    $5,000

Marion E. Morris                 2001    $105,000    $   4,375         -               8,000      $   555    $3,413
    Senior Vice President        2000   $  13,047    $       -         -               8,000      $    20    $    -
                                 1999         -      $       -         -                   -      $     -    $    -

* Information omitted as perquisites do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year for the named executive officers.

(a)  Represents term life insurance
(b)  Represents Company's matching contributions to 401(k) Plan.
(c) Mr. Winmill also received $62,500 in compensation from Bexil Corporation for his services as President.

Option Grants Table

No options were granted during the year ended December 31, 2001 to the named executive officers.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth, for the year ended December 31, 2001, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.


                                                Number of
                                                Shares of
                                               Class A Stock     Value of
                     Number of                 Underlying        Unexercised
                     Shares of                  Unexercised     In-The-Money
                      Class A                     Options at     Options at
                         tock     Dollar        12-31-01 (#)      12-31-01 ($)
                    Acquired on    Value        Exercisable/   Exercisable/
          Name        Exercise    Realized    Unexercisable    Unexercisable

Bassett S. Winmill     0            $0          55,000 / 0        $0 / $0
Thomas B. Winmill      0            $0          55,000 / 0        $0 / $0
Marion E. Morris       0            $0           0 / 8,000        $0 / $0

Long-Term Incentive Plan Awards Table

There were no long-term incentive plan awards made during the year ended December 31, 2001 to the executive officers named in the Summary Compensation Table.

Compensation of Directors

Edward G. Webb, Jr., Charles A. Carroll and Mark C. Winmill were the only individuals who received compensation for their service as directors of the Company in 2001. They were each paid $500 per quarter as a retainer and $2,000 per quarterly meeting attended plus expenses. For the year ended December 31, 2001, Mr. Webb, Mr. Carroll and Mr. Mark C. Winmill were each paid $8,000 for attending three regular meetings and annual retainer and $500 for a telephone conference meeting.

Employment Contracts

The Company has no employment or termination contracts with any of its employees except to the extent of the agreement described in Note 12 to the financial statements.

1995 Long-Term Incentive Plan

On December 6, 1995, the Board of Directors of the Company ("Board") and the Class B voting common stockholder adopted the Winmill & Co. Incorporated 1995 Long-Term Incentive Plan ("Plan"), as amended, under which a maximum of 600,000 options and stock-based awards (collectively, "Awards") may be made to directors, officers and employees of the Company or its subsidiaries. The amended Plan is described below.

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

Item 10.   Security Ownership of Certain Beneficial Owners and Management.

(a) Bassett S. Winmill, Chairman of the Board of Directors, owns all of the issued and outstanding shares of the Company's Class B Common Stock, which represents 100% of the Company's voting securities.

(b) The following table sets forth, as of December 31, 2001, information relating to beneficial ownership by individual directors of the Company, executive officers named in the Summary Compensation Table and by directors and executive officers of the Company as a group, of the currently issued and outstanding Class A Common Stock of the Company.

                                       Amount and Nature of           Percent
      Name of Beneficial Owner      Beneficial Ownership (5)         of Class
      ------------------------      ------------------------         --------

      Bassett S. Winmill                   331,104 (1)                 19.7%
      Thomas B. Winmill                    177,520 (2)                 10.5%
      Robert D. Anderson                    94,414 (3)                  5.6%
      Edward G. Webb, Jr.                   18,664 (4)                  1.1%
      Charles A. Carroll                    38,100 (4)                  2.3%
      Mark C. Winmill                      106,800 (4)                  6.5%

      All directors and executive
      officers as a group (6 persons)      766,602                     42.4%

(1) Includes options exercisable to purchase 55,000 shares at December 31, 2001.

(2) Includes 10,000 shares held by Thomas B. Winmill's sons, of which he disclaims beneficial ownership and options exercisable to purchase 55,000 shares.

(3)  Includes options exercisable to purchase 25,000 shares.

(4)  Includes options exercisable to purchase 15,000 shares.

(5) The nature of the beneficial ownership for all the Class A Common Stock is investment power.


Item 11. Certain Relationships and Related Transactions

The following sets forth the reportable items regarding indebtedness of management in excess of $60,000.

                                       Largest               Amount
                                       Amount Of            Outstanding At
Name and Relationship                  Indebtedness         December 31, 2001

Bassett S. Winmill, Chairman *          $290,758             $272,227
Thomas B. Winmill, President *          $207,971             $199,075
Mark C. Winmill, Director *             $219,709             $219,709

* In connection with the exercise of stock options and related tax expense, the Company received notes with interest rates ranging from 2.45% to 2.48% per annum payable on December 31, 2004.

                                    PART IV

Item 12. Exhibits, Consolidated Financial Statements and Schedules, and Reports on Form 8-K

(a) (1) Financial Statements See Item 7 for a list of the financial statements filed as part of this report.

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

          (9)  Not applicable.

          (10) Material Contracts (a) Investment Management Agreements, Distribution Agreements and Plans of Distribution ("12b-1 Plans") between subsidiaries of the Company and the Funds and Non-Exclusive License Agreements between the Company and the
               Funds:

                                                                                           Non-Exclusive
                                             Management      Distribution       12b-1            License
        Fund                                  Agreement          Agreement       Plan           Agreement
(i)     Dollar Reserves, Inc.                        (1)         (1)             (1)                 (3)
(ii)    Global Income Fund, Inc.                     (4)          -               -                   -
(iii)   Midas Special Equities Fund, Inc.            (1)         (1)             (1)                 (3)
(iv)    Tuxis Corporation                            (4)          -               -                  (3)
(v)     Bexil Corporation                            (4)          -               -                  (3)
(vi)    Midas Fund, Inc.                             (2)         (2)             (2)                 (3)

               (1) Filed as exhibits to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

               (2) Filed as exhibits to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

               (3) Filed as exhibits to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

               (4) Filed as exhibits to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

          (b) Winmill & Co. Incorporated 1995 Long-Term Incentive Plan, as adopted December 6, 1995 and amended February 6, 1996, filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

          (e) Winmill & Co. Incorporated Investment Plan, filed as an exhibit to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

          (f) Death Benefit Agreement dated July 22, 1994 and filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

          (g) Winmill & Co. Incorporated Incentive Stock Option Agreement for Employees - Bassett S. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

          (h) Winmill & Co. Incorporated Incentive Stock Option Agreement for Employees - Robert D. Anderson filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

          (i) Winmill & Co. Incorporated Incentive Stock Option Agreement for Employees - Mark C. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

          (j) Winmill & Co. Incorporated Incentive Stock Option Agreement for Employees - Thomas B. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

          (k) Winmill & Co. Incorporated Stock Option Agreement - Edward G. Webb, Jr. filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

          (l) Winmill & Co. Incorporated Stock Option Agreement - Charles A. Carroll filed as an exhibit to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.



          (m) Winmill & Co. Incorporated 1995 Long-Term Incentive Plan, (as Amended and Restated as of October 29, 1997), filed as exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

          (n) Option Certificate for Bassett S. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

          (o) Option Certificate for Edward G. Webb, Jr. filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

          (p) Option Certificate for Charles A. Carroll filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

          (q) Option Certificate for Thomas B. Winmill filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

          (r) Option Certificate for Robert D. Anderson filed as an exhibit to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

          (s) Purchase Agreement, dated as of December 17, 1998, by and among Winmill & Co. Incorporated (formerly Bull & Bear Group, Inc.), Bull & Bear Securities, Inc. and RBC Holdings (USA) Inc., with all exhibits thereto filed as an exhibit to Form 8-K on December 18, 1998 and incorporated herein by reference.

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

                               WINMILL & CO. INCORPORATED



April 1, 2002               By:/s/ William G. Vohrer
                               ----------------------------------
                               William G. Vohrer
                               Chief Financial Officer, Treasurer,
                               Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



April 1, 2002               By:/s/ Bassett S. Winmill
                               -------------------------------
                               Bassett S. Winmill,
                               Chairman of the Board, Director



April 1, 2002               By:/s/ Robert D. Anderson
                               -------------------------------
                               Robert D. Anderson,
                               Vice Chairman, Director



April 1, 2002               By:/s/ Thomas B. Winmill, Esq.
                               -------------------------------
                               Thomas B. Winmill, Esq., President
                               Chief Executive Office, General Counsel, Director



April 1, 2002               By:/s/ Edward G. Webb, Jr.
                               -------------------------------
                               Edward G. Webb, Jr.
                               Director



April 1, 2002               By:/s/ Charles A. Carroll
                               -------------------------------
                               Charles A. Carroll,
                               Director



April 1, 2002               By:/s/ Mark C. Winmill
                               -------------------------------
                               Mark C. Winmill,
                               Director

                                INDEX TO EXHIBITS



(3) Exhibits

         (11)    Statement Regarding Computation of Per Share Earnings

         (21)    Wholly-Owned Subsidiaries of the Company

       Exhibit 11 - Statement Regarding Computation of Per Share Earnings



                                                          2001                               2000
                                                --------------------------        ----------------------------
                                                 Basic            Diluted             Basic         Diluted
Weighted average common shares outstanding      1,653,343       1,653,343          1,655,017      1,655,017

Weighted average common shares issuable
upon exercise of stock options under the
treasury stock method                                 -               -                  -            4,822

Weighted average common shares issuable
upon exercise of warrants under the
treasury stock method                                 -               -                  -              -

Weighted average common shares and
common share equivalents utilized for
earnings per share computation                  1,653,343       1,653,343          1,655,017      1,659,839


              Exhibit 21 - Wholly-Owned Subsidiaries of the Company



CEF Advisers, Inc.,
    a Delaware corporation


Investor Service Center, Inc.,
    a Delaware corporation


Midas Management Corporation,
    a Delaware corporation


Performance Properties, Inc.,
    a Delaware corporation