Form 10QSB
period 2002-03-31
WINMILL & CO INC
filed 2002-05-15
CIK 52234

As filed with the Securities and Exchange Commission on May 15, 2002
      --------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X           Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

 _____        Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________


For Quarter Ended March 31, 2002                  Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                       13-1897916
--------------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        11 Hanover Square, New York, New York                         10005
--------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2002, were as follows:

     Class A Common Stock non-voting, par value $.01 per share - 1,628,320 shares

     Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002




                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed Consolidated Balance Sheet
       - (Unaudited) March 31, 2002                                            3

     Condensed Consolidated Statements of Income (Loss)
       - (Unaudited) Three Months Ended March 31, 2002
          and March 31, 2001                                                   4

     Condensed Consolidated Statements of Cash Flows
       - (Unaudited) Three Months Ended
          March 31, 2002 and March 31, 2001                                    5

     Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       12

PART II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders During
              First Quarter of the Year Ended December 31, 2001               14

     Item 6.  Exhibits and Reports on Form 8-K                                14


     Management's Representation and Signatures                               15

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)



                                     ASSETS

Current Assets:
  Cash and cash equivalents                                       $   2,370,782
  Marketable securities (Note 2)                                      4,804,114
  Other receivables                                                     121,362
  Prepaid expenses and other assets                                     313,462
                                                                  -------------
       Total Current Assets                                           7,609,720
                                                                  -------------

Equipment, furniture and fixtures, net                                   46,407
Excess of cost over net book value of
   subsidiaries, net                                                    191,882
Other                                                                   353,983
                                                                  -------------
                                                                        592,272
                                                                  -------------
      Total Assets                                                $   8,201,992
                                                                  =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accrued liabilities                                             $     151,404
  Other current liabilities                                              63,319
                                                                  -------------
  Total Current Liabilities                                             214,723
                                                                  -------------
Deferred Tax Credit                                                      36,300
                                                                  -------------

Shareholders' Equity: (Notes 2, 5, 6 and 7)
  Common Stock, $.01 par value
  Class A, 10,000,000 shares authorized;
     1,628,320 shares
     issued and outstanding                                              16,283
  Class B, 20,000 shares authorized;
     20,000 shares issued and outstanding                                   200
  Additional paid-in capital                                          6,807,985
  Retained earnings                                                   1,680,650
  Notes receivable for common stock issued                             (563,502)
  Accumulated other comprehensive income                                  9,353
                                                                  -------------

     Total Shareholders' Equity                                       7,950,969
                                                                  -------------

     Total Liabilities and Shareholders' Equity                   $   8,201,992
                                                                  =============


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)



                                                    Three Months Ended March 31,

                                                               2002      2001
                                                               ----      ----
Revenues:
  Management, distribution and other fees                   $ 343,616 $ 479,056
  Consulting fee                                                 -       50,000
  Net realized and unrealized gains (losses)
   from investments                                           317,184   (72,601)
  Dividends, interest and other                                63,972    69,006
                                                            ---------  --------
                                                              724,772   525,462
                                                            ---------  --------
Expenses:
  General and administrative                                  230,463   261,427
  Marketing                                                   124,652   234,237
  Expense reimbursements to the Funds (Note 9)                 49,450    83,851
  Professional fees                                            38,440    83,963
  Amortization and depreciation                                 8,919    13,624
                                                            ---------  --------
                                                              451,924   677,102
                                                            ---------  -------

Income (loss) before income taxes                             272,848  (151,640)
Income taxes (benefit) provision (Note 8)                     104,750   (55,745)
                                                            ---------  --------

Net Income (loss)                                           $ 168,098  $(95,895)
                                                            =========  ========

Per share data:
  Basic
         Net income (loss)                                     $ 0.10   $ (0.06)

  Diluted
         Net income (loss)                                     $ 0.10   $ (0.06)

Average Shares Outstanding:
  Basic                                                     1,628,320 1,655,017
  Diluted                                                   1,628,925 1,655,017


  See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                 Three Months Ended March 31,

                                                                         2002        2001
Cash Flows from Operating Activities:
 Net income (loss)                                                  $  168,098  $  (95,895)
                                                                    ----------  ----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                         8,918      13,624
   Net realized and unrealized gains from investments                 (266,134)    108,974
   Cash value of life insurance                                         (8,250)     (8,250)
   Other                                                                 1,465       2,603

   (Increase) decrease in:
     Management, distribution and other
      fees receivable                                                  (13,705)    (37,562)
     Dividends, interest, and other receivables                         56,540     129,456
     Prepaid expenses and other assets                                  18,374     (80,096)
     Deferred tax credits                                              127,300      10,000
     Increase (decrease) in:
     Accrued income taxes                                                   -     (231,000)
     Accounts payable                                                    1,955       6,021
     Accrued professional fees                                         (10,672)     17,150
     Accrued payroll and other related costs                           (25,104)    (53,976)
     Accrued other expenses                                            (39,604)        -
                                                                    ----------  ----------
  Total adjustments                                                   (148,917)   (123,056)
                                                                    ----------  ----------
   Net cash provided by (used in) operating activities                  19,181    (218,951)
                                                                    ----------  ----------

Cash Flows from Investing Activities:

     Proceeds from sales of investments                                   -        409,525
     Purchases of investments                                          (92,092)   (234,530)
     Capital expenditures                                                 -         (1,844)
                                                                    ----------  ----------
     Net cash provided by (used in) investing activities               (92,092)    173,151
                                                                    ----------  ----------

Net increase (decrease) in cash and cash equivalents                   (72,911)    (45,800)

Cash and Cash Equivalents:

  At beginning of period                                             2,443,693   3,086,087
                                                                    ----------  ----------

  At end of period                                                  $2,370,782  $3,040,287
                                                                    ==========  ==========




Supplemental disclosure: The Company paid $0 and $172,000 in Federal income taxes during the three months ended March 31, 2002 and 2001 respectively.




See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Winmill & Co. Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (open-end funds), Global Income Fund, Inc., a closed-end fund, and proprietary securities trading.

     BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. Substantially all inter-company accounts and transactions have been eliminated.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value because of the short maturity of these items. Marketable securities are recorded at market value, which represents the fair value of the securities.

     CASH AND CASH EQUIVALENTS

     Investments in money market funds are considered to be cash equivalents. At March 31, 2002, the Company and subsidiaries had invested approximately $2,109,000 in an affiliated money market fund.

     MARKETABLE SECURITIES

     Marketable securities held by the Company and its non-broker/dealer subsidiaries are considered to be "available-for-sale" and are marked to market, with the unrealized gain or loss included in stockholders' equity. Marketable securities held by the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)



     INCOME TAXES

     The Company and its wholly owned subsidiaries file consolidated income tax returns. The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

     EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives, 3 to 10 years. At March 31, 2002 accumulated depreciation amounted to approximately $816,900.

     EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

     The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen years using the straight-line method. The Company periodically reassesses the useful life of the previously recognized intangible assets and adjusts the remaining amortization periods accordingly. At March 31, 2002, accumulated amortization amounted to approximately $142,300. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

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

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)


     EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                             March 31,
                                                         2002           2001
                                                         ----           ----

    Numerator for basic and diluted
     earnings per share:

      Net (loss) income                             $  168,098       $  (95,895)
                                                    ==========       ==========

    Denominator:
     Denominator for basic earnings per share
      weighted-average shares                        1,628,320        1,655,017
     Effect of dilutive securities:
      Employee Stock Options                               605               -
                                                    ----------       ----------

    Denominator for diluted earnings per share
     adjusted weighted-average shares and
     assumed conversions                             1,628,925        1,655,017
                                                    ==========       ==========



2.   MARKETABLE SECURITIES

     At March 31, 2002, marketable securities, at market, consisted of:

     Broker/dealer subsidiary
      Affiliated investment companies                                $4,017,288
      Equity securities                                                 752,504
                                                                     ----------

       Total broker/dealer securities (cost $4,603,363)               4,769,792
                                                                     ----------

     Other companies' available-for-sale securities
      Unaffiliated investment companies                                   3,326
      Equity securities                                                  30,996
                                                                     ----------

        Total available-for-sale securities (cost $19,656)               34,322
                                                                     ----------

                                                                     $4,804,114
                                                                     ==========

     At March 31, 2002, the Company had $9,353, net of deferred income taxes, of unrealized gains on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity. Included in the investments in affiliated investment companies are investments of $2,146,345 or approximately 23% of the outstanding shares of Bexil Corporation (Amex:BXL) and $1,860,739 or approximately 19% of the outstanding shares of Tuxis Corporation (Amex:TUX), both of which have received shareholder approval to change from registered investment companies to operating companies.


3.   LEASE COMMITMENTS

     The Company leases office space under a lease that expires December 31, 2003. The rent is approximately $109,000 per annum including electricity.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)


4.   SHAREHOLDERS' EQUITY

     The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of March 31, 2002, none of the Preferred Stock was issued.


5.   NET CAPITAL REQUIREMENTS

     The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At March 31, 2002, the subsidiary had net capital of approximately $4,756,900; net capital requirements of $100,000; excess net capital of approximately $4,656,900; and the ratio of aggregate indebtedness to net capital was approximately
     0.05 to 1.

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

     The Company's pro forma information follows:
                                                  Three Months Ended March 31,
                                                   2002                  2001
                                                  ------                ------
     Net income (loss)      As Reported          $168,098             $(95,895)
                             Pro forma           $164,002             $(99,225)
     Earning per share
       Basic                As Reported          $    .10             $   (.06)
                             Pro forma           $    .10             $   (.06)

       Diluted              As Reported          $    .10             $   (.06)
                             Pro forma           $    .10             $   (.06)

     The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)


     A summary of the status of the Company's stock option plans as of March 31,2001 and changes during the period ending on that date is presented below:

                                                                        Weighted
                                                   Number                Average
                                                     of                 Exercise
       Stock Options                               Shares                  Price
       -------------                               -------              --------
       Outstanding at December 31, 2001            221,000               $1.60
       Outstanding at March 31, 2002               221,000               $1.60

     There were 174,000 options exercisable at March 31, 2002 with a weighted-average exercise price of $1.59. There were no options granted during the three months ended March 31, 2002.

     The following table summarizes information about stock options outstanding at March 31, 2002:

                                       Options Outstanding
                     -----------------------------------------------------------

                                     Weighted-Average
  Range of             Number          Remaining             Weighted-Average
 Exercise Prices     Outstanding     Contractual Life         Exercise Price
 ---------------     -----------     ----------------        ----------------
 $1.50 - $1.65        206,000          3.75 years                $1.58
 $1.70 - $1.80         15,000          4.25 years                $1.80

     In connection with the exercise of the options, the Company received from certain officers notes with an interest rates ranging from 2.45% to 2.48% per annum payable December 15, 2004. The balance of the notes at March 31, 2002 was $563,502, which was classified as "notes receivable for common stock issued."

7.   PENSION PLAN

     The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 2002 and March 31, 2001 were $12,420 and $11,766, respectively.

8.   INCOME TAXES

     The provision (benefit) for income taxes for the three months ended March 31, 2002 and 2001 are as follows:

                                                        2002        2001
     Current
       Federal                                     $ (19,350)    $ (51,000)
       State and local                               ( 3,200)      (14,745)
                                                   ---------     ---------
                                                     (22,550)      (65,745)
     Deferred                                        127,300        10,000
                                                   ---------     ---------
                                                   $ 104,750     $ (55,745)
                                                   =========     =========

     Deferred tax credits are comprised primarily of unrealized gains on investments of $266,134 at March 31, 2002.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


9.   RELATED PARTIES

     All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the quarter ended March 31, 2002 and 2001, the Funds paid approximately $12,461 and $24,200 respectively, for record keeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for record keeping services are included in management, distribution and other fees on the income statement.

     In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of $49,450 and $83,851 for the quarter ended March 31, 2002 and 2001, respectively.

     Certain officers of the Company also serve as officers and/or directors of the Funds.

     Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 2002, the policy had a cash surrender value of approximately $250,300 and is included in other assets in the balance sheet.

10.  CONTINGENCIES

     From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of March 31, 2002, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

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

Total revenues increased $199,310 or 38%, which was primarily due to an increase in net realized and unrealized gains on investments. Offsetting this was a decrease in management, distribution and other fees and consulting fees. The Company had net realized and unrealized gains of $317,184 on the Company's investments. Management, distribution and other fees decreased $135,440 or 28% due to lower net assets in the Funds and the termination of the investment management agreement with Bexil and Tuxis effective July 31, 2001 and November 30, 2001 respectively. Net assets under management were less in the three months ended March 31, 2002 versus March 31, 2001. Net assets were approximately $172 million at March 31, 2001, $140 million at June 30, 2001, $128 million at September 30, 2001, $116 million at December 31, 2001, and $125 million at March 31, 2002. Also in the first quarter of 2001, the Company earned $50,000 in consulting fees through an agreement that was terminated during the second quarter of 2001.

Total expenses decreased $225,178 or 33% as a result of decreases in marketing expenses of $109,585 or 47%, professional fees of $45,523 or 54%, general and administrative expense of $30,964 or 12%, and amortization and depreciation expense of $4,705 or 35%. Marketing expenses decreased due to lower fulfillment and printing expenses. General and administrative expenses decreased due to lower employee costs, in part due to the assumption by Bexil, effective August 1, 2001, and by Tuxis, effective January 1, 2002, of compensation expense of certain Company personnel at the annual rates of $200,000, or $400,000 total. Expense reimbursement to the Funds decreased due primarily due to the liquidation or merger of certain Funds being reimbursed. Professional fees decreased $45,523 or 54% primarily due to lower requirements for professional services.

Net income for the period was $168,098 or $.10 per share on a diluted basis as compared to net loss of $95,895 or $.06 per share on a diluted basis for March 31, 2001


Liquidity and Capital Resources
-------------------------------

The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                           March 31, 2002             December 31, 2001
                           --------------             -----------------
Working Capital                $7,394,997                    $7,063,441
Total Assets                   $8,201,992                    $8,036,785
Long-Term Debt                       -                             -
Shareholders' Equity           $7,950,969                    $7,748,846


Working capital, total assets and shareholders' equity increased $331,556, $165,207 and $202,123, respectively for the three months ended March 31, 2002.

Working capital, total assets and shareholders' equity increased primarily due to net income in the first quarter of 2002.

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

Forward-Looking Information
---------------------------

Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-QSB Quarterly Report, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Part II. Other Information
         -----------------

Items 4. Submission of Matters to a Vote of Security Holders During First Quarter of the Year Ended December 31, 2002.
-------------------------------------------------------------------------

     At the annual meeting of Class B shareholder held March 5, 2002, the following matters were unanimously approved: the ratification of Tait, Weller & Baker as the independent accountants of the Company and the election of Robert
D. Anderson, Bassett S. Winmill, Charles A. Carroll, Mark C. Winmill, Edward G. Webb, Jr. and Thomas B. Winmill as directors of the Company.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

                                         WINMILL & CO. INCORPORATED



Dated: May 15, 2002                      By:/s/ William G. Vohrer
                                            ---------------------
                                            William G. Vohrer
                                            Treasurer, Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: May 15, 2002                          /s/ Bassett S. Winmill
                                             ----------------------
                                             Bassett S. Winmill
                                             Chairman of the Board,
                                             Director


Dated: May 15, 2002                          /s/ Robert D. Anderson
                                             ----------------------
                                             Robert D. Anderson
                                             Vice Chairman, Director

Dated: May 15, 2002                          /s/ Thomas B. Winmill
                                             ---------------------
                                             Thomas B. Winmill, Esq.
                                             President,
                                             General Counsel, Director


Dated: May 15, 2002                          /s/ Charles A. Carroll
                                             ----------------------
                                             Charles A. Carroll, Director


Dated: May 15, 2002                          /s/ Edward G. Webb, Jr.
                                             -----------------------
                                             Edward G. Webb, Jr., Director


Dated: May 15, 2002                          /s/ Mark C. Winmill
                                             -------------------
                                             Mark C. Winmill, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




         The Board of Directors and Shareholders of
         Winmill & Co. Incorporated

         We have reviewed the accompanying balance sheet and statements of income (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of March 31, 2002 and for the three-month period ended. These financial statements are the responsibility of the company's management.

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

         Philadelphia, Pennsylvania
         May 15, 2002