Form 10QSB
period 2002-06-28
WINMILL & CO INC
filed 2002-08-14
CIK 52234

As filed with the Securities and Exchange Commission on August 14, 2002
     -----------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X         Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

 _____      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________


For Quarter Ended June 30, 2002                  Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                        13-1897916
--------------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        11 Hanover Square, New York, New York                         10005
--------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2002, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,628,320 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002




                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed Consolidated Balance Sheet
       - (Unaudited) June 30, 2002                                             3

     Condensed Consolidated Statements of Income (Loss)
       - (Unaudited) Six Months Ended June 30, 2002
          and June 30, 2001                                                    4

     Condensed Consolidated Statements of Cash Flows
       - (Unaudited) Six Months Ended
          June 30, 2002 and June 30, 2001                                      5

     Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       12

PART II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders During
              Second Quarter of the Year Ended December 31, 2002              14

     Item 6.  Exhibits and Reports on Form 8-K                                14


     Management's Representation and Signatures                               15

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)



                                    ASSETS

Current Assets:
  Cash and cash equivalents                                       $   2,285,695
  Marketable securities (Note 2)                                      4,878,722
  Other receivables                                                     151,091
  Prepaid expenses and other assets                                     306,828
                                                                  -------------
       Total Current Assets                                           7,622,336
                                                                  -------------

Equipment, furniture and fixtures, net                                   62,683
Excess of cost over net book value of
   subsidiaries, net                                                    186,323
Other                                                                   363,792
                                                                  -------------
                                                                        612,798
                                                                  -------------
      Total Assets                                                $   8,235,134
                                                                  =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accrued liabilities                                             $     127,710
  Other current liabilities                                              81,105
                                                                  -------------
 Total Current Liabilities                                              208,815
                                                                  -------------

Deferred Tax Credit                                                      46,300
                                                                  -------------
     Total Liabilities                                                  255,115
                                                                  -------------

Shareholders' Equity: (Notes 2, 5, 6 and 7)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,628,320 shares
      issued and outstanding                                             16,283
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                  200
   Additional paid-in capital                                         6,807,985
   Retained earnings                                                  1,688,137
   Notes receivable for common stock issued                            (539,314)
   Accumulated other comprehensive income                                 6,728
                                                                  -------------

      Total Shareholders' Equity                                      7,980,019
                                                                  -------------

      Total Liabilities and Shareholders' Equity                  $   8,235,134
                                                                  =============


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)



                                           Three Months Ended June 30,  Six Months Ended June 30,

                                                    2002      2001        2002         2001
                                                    ----      ----        ----         ----
Revenues:
  Management, distribution and other fees        $ 367,757 $ 587,909   $ 711,373  $ 1,042,769
  Consulting fee                                      -      196,923         -        246,923
  Net realized and unrealized gains
    (losses) from investments                       21,998   107,517     339,182       34,916
  Dividends, interest and other                     58,433    73,286     122,405      142,292
                                                ----------  --------   ---------    ---------
                                                   448,188   965,635   1,172,960    1,466,900
                                                ----------  --------   ---------    ---------

Expenses:
  General and administrative                       229,458   235,941     459,921      497,368
  Marketing                                        122,530   222,259     247,182      432,300
  Expense reimbursements to the Funds (Note 9)      46,279    79,689      95,729      163,540
  Professional fees                                 33,640    49,244      72,080      133,207
  Amortization and depreciation                      6,244    10,912      15,163       24,536
                                                ----------  --------   ---------   ----------
                                                   438,151   598,045     890,075    1,250,951
                                                ----------  --------   ---------   ----------

Income before income taxes                          10,037   367,590     282,885      215,949
Income taxes provision (Note 8)                      2,550   142,500     107,300       86,755
                                                ----------  --------   ---------   ----------
Net Income                                      $    7,487  $225,090   $ 175,585   $  129,194
                                                ==========  ========   =========   ==========

Per share data:
  Basic
         Net income                                $ 0.00     $ 0.14      $ 0.11        $0.08

  Diluted
         Net income                                $ 0.00     $ 0.14      $ 0.11        $0.08

Average Shares Outstanding:
  Basic                                         1,628,320  1,655,017   1,628,320    1,655,017
  Diluted                                       1,628,925  1,657,244   1,629,529    1,656,131


See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                  Six Months Ended June 30,

                                                                         2002        2001
Cash Flows from Operating Activities:
 Net income (loss)                                                 $   175,585  $  129,194
                                                                   -----------  ----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                        18,541      24,536
   Net realized and unrealized gains from investments                 (241,888)     36,925
   Cash value of life insurance                                        (16,500)    (16,500)

   (Increase) decrease in:
     Management, distribution and other
      fees receivable                                                  (10,785)     31,658
     Dividends, interest, and other receivables                        (11,902)    115,758
     Prepaid expenses and other assets                                  80,596     (75,676)
     Deferred tax credits                                              137,300     138,000
   Increase (decrease) in:
     Accrued income taxes                                                   -     (164,097)
     Accounts payable                                                   (6,010)      9,182
     Accrued professional fees                                         (16,614)     18,326
     Accrued payroll and other related costs                            (6,066)    (33,128)
     Accrued other expenses                                            (50,434)         -
                                                                    ----------  ----------
  Total adjustments                                                   (123,762)     84,984
                                                                    ----------  ----------
   Net cash provided by operating activities                            51,823     214,178
                                                                    ----------  ----------

Cash Flows from Investing Activities:

     Proceeds from sales of investments                                  6,726     654,434
     Purchases of investments                                         (197,672)   (832,669)
     Capital expenditures                                              (18,875)     (3,900)
                                                                    ----------  ----------
     Net cash used in investing activities                            (209,821)   (182,135)
                                                                    ----------  ----------

Net increase (decrease) in cash and cash equivalents                  (157,998)     32,043

Cash and Cash Equivalents:

  At beginning of period                                             2,443,693   3,086,087
                                                                    ----------  ----------

  At end of period                                                  $2,285,695  $3,118,130
                                                                    ==========  ==========


Supplemental disclosure:

The Company paid $0 and $172,000 in Federal income taxes during the six months ended June 30, 2002 and 2001.





See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

          Winmill & Co. Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (open-end funds)and Global Income Fund, Inc.(a closed-end fund) and proprietary securities trading.

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

     CASH AND CASH EQUIVALENTS

          Investments in money market funds are considered to be cash equivalents. At June 30, 2002, the Company and subsidiaries had invested approximately $2,109,000 in an affiliated money market fund.

     MARKETABLE SECURITIES

          Marketable securities held by the Company and its non-broker/dealer subsidiaries are considered to be "available-for-sale" and are marked to market, with the unrealized gain or loss included in stockholders' equity. Marketable securities held by the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)



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

     EQUIPMENT, FURNITURE AND FIXTURES

          Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives, 3 to 10 years. At June 30, 2002 accumulated depreciation amounted to approximately $819,500.

     EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

          The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen years using the straight-line method. In accordance with statement of accounting standards No. 142 "Good Will and Other Intangible Assets", the Company periodically reassesses the useful life of the previously recognized intangible assets and adjusts the remaining amortization periods accordingly. At June 30, 2002, accumulated amortization amounted to approximately $147,900.

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

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)


     EARNINGS PER SHARE

          Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:


                                               Three Months Ended June 30, Six Months Ended June 30
                                               --------------------------- ------------------------

                                                     2002           2001         2002        2001
                                                     ----           ----         ----        ----

    Numerator for basic and diluted earnings
     per share:
     Net (loss) income                          $    7,487      $  225,090   $  175,585  $  129,194
                                                ==========      ==========   ==========  ==========

    Denominator:
     Denominator for basic earnings
      per share weighted-average shares          1,628,320       1,655,017    1,628,320   1,655,017
      Effect of dilutive securities:
      Employee Stock Options                           605           2,227        1,209       1,114
                                                ----------      ----------   ----------  ----------

    Denominator for diluted earnings per share
     adjusted weighted-average shares and
     assumed conversions                         1,628,925       1,657,244    1,629,529   1,656,131
                                                ==========      ==========   ==========  ==========


2.   MARKETABLE SECURITIES

      At June 30, 2002, marketable securities, at market, consisted of:

      Broker/dealer subsidiary
       Affiliated investment companies                                $4,133,196
       Equity securities                                                 713,862
                                                                      ----------

        Total broker/dealer securities (cost $4,655,580)               4,847,058
                                                                      ----------

      Other subsidiaries' available-for-sale securities
       Unaffiliated investment companies                                   3,325
       Equity securities                                                  28,339
                                                                      ----------

         Total available-for-sale securities (cost $20,672)               31,664
                                                                      ----------

                                                                      $4,878,722
                                                                      ==========

          At June 30, 2002, the Company had $6,728, net of deferred income taxes, of unrealized gains on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity. Included in the investments in affiliated investment companies are investments of $2,171,010 or approximately 23% of the outstanding shares of Bexil Corporation and $1,952,122 or approximately 19% of the outstanding shares of Tuxis Corporation, both of which have received shareholder approval to change from registered investment companies to operating companies.


3.   LEASE COMMITMENTS

     The Company leases office space under a lease that expires December 31, 2003. The rent is approximately $109,000 per annum including electricity.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)


4.   SHAREHOLDERS' EQUITY

     The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of June 30, 2002, none of the Preferred Stock was issued.


5.   NET CAPITAL REQUIREMENTS

     The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At June 30, 2002, the subsidiary had net capital of approximately $4,765,500; net capital requirements of $100,000; excess net capital of approximately $4,665,500; and the ratio of aggregate indebtedness to net capital was approximately
     0.07 to 1.

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

     The Company's pro forma information follows:

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                              2002        2001             2002          2001
                              ----        ----             ----          ----

Net income   As Reported   $  7,487    $  225,090      $   175,585    $  129,194
              Pro forma    $  3,918    $  222,154      $   167,921    $  123,528

Earning per share

Basic        As Reported   $    .00    $      .14      $       .11    $     0.08
              Pro forma    $    .00    $      .13      $       .10    $     0.07

Diluted      As Reported   $    .00    $      .14      $       .11    $     0.08
              Pro forma    $    .00    $      .13      $       .10    $     0.07

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)


     A summary of the status of the Company's stock option plans as of June 30, 2002 and changes during the period ending on that date is presented below:

                                                                     Weighted
                                                Number                Average
                                                  of                 Exercise
     Stock Options                              Shares                  Price

     Outstanding at December 31, 2001          221,000                $1.60
     Outstanding at June 30, 2002              221,000                $1.60

     There were 194,000 options exercisable at June 30, 2002 with a weighted-average exercise price of $1.59. There were no options granted during the three months ended June 30, 2002.

     The following table summarizes information about stock options outstanding at June 30, 2002:

                                        Options Outstanding
                     -----------------------------------------------------------

                                        Weighted-Average
      Range of              Number         Remaining           Weighted-Average
     Exercise Prices     Outstanding    Contractual Life        Exercise Price
     ---------------     -----------    ----------------       ----------------
     $1.50 - $1.65        206,000          3.50 years                $1.58
     $1.70 - $1.80         15,000          4.00 years                $1.80

     In connection with the exercise of the options, the Company received from certain officers notes with interest rates ranging from 2.45% to 2.48% per annum payable December 15, 2004. The balance of the notes at June 30, 2002 was $539,314, which was classified as "notes receivable for common stock issued."

7.   PENSION PLAN

     The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the six months ended June 30, 2002 and June 30, 2001 were $24,771 and $16,112, respectively.

8.   INCOME TAXES

     The provision (benefit) for income taxes for the six months ended June 30, 2002 and 2001 are as follows:

                                                       2002          2001
                                                       ----          ----
     Current
       Federal                                     $ (25,700)    $  (8,245)
       State and local                               ( 4,300)      (50,000)
                                                   ---------     ---------
                                                     (30,000)      (58,245)
     Deferred                                        137,300       145,000
                                                   ---------     ---------
                                                   $ 107,300     $  86,755
                                                   =========     =========

     Deferred tax credits are comprised primarily of unrealized gains on investments at June 30, 2002.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


9.   RELATED PARTIES

     All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the six months ended June 30, 2002 and 2001, the Funds paid approximately $22,200 and $56,200 respectively, for record keeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for record keeping services are included in management, distribution and other fees on the income statement.

     In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of approximately $46,300 and $163,500 for the quarter ended June 30, 2002 and 2001, respectively.

     Certain officers of the Company also serve as officers and/or directors of the Funds.

     Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of June 30, 2002, the policy had a cash surrender value of approximately $258,500 and is included in other assets in the balance sheet.

10.  CONTINGENCIES

     From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of June 30, 2002, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

     In April 2002, the Company entered into a Death Benefit Agreement ("Agreement") with the Company's Chairman. Following his death, the Agreement provides for annual payments equal to 80% of his average annual salary received from the Company, its affiliates, subsidiaries, and other related entities for the three year period prior to his death subject to certain adjustments to his wife until her death. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

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

Total revenues decreased $517,447 or 54%, which was primarily due to an decrease in net realized and unrealized gains on investments, in management, distribution and other fees and consulting fees. The Company had net realized and unrealized gains of $21,998 on the Company's investments. Management, distribution and other fees decreased $220,152 or 37% due to lower net assets in the Funds and the termination of the investment management agreement with Bexil and Tuxis effective July 31, 2001 and November 30, 2001 respectively. Also in the second quarter of 2001, the Company earned $196,923 in consulting fees through an agreement that was terminated during the second quarter of 2001.

Total expenses decreased $159,894 or 27% as a result of decreases in marketing expenses of $99,729 or 45%, professional fees of $15,604 or 32%, general and administrative expense of $6,483 or 3%, and amortization and depreciation expense of $4,668 or 43%. Marketing expenses decreased due to lower fulfillment and printing expenses. General and administrative expenses decreased due to lower employee costs, in part due to the assumption by Bexil, effective August 1, 2001, and by Tuxis, effective January 1, 2002, of compensation expense of certain Company personnel at the annual rates of $200,000 each, or $400,000 total. Expense reimbursement to the Funds decreased $33,410 or 42% primarily due to the liquidation or merger of certain Funds being reimbursed. Professional fees decreased $15,604 or 32% primarily due to lower requirements for professional services.

Net income for the period was $7,487 or $.00 per share on a diluted basis as compared to net income of $225,090 or $.14 per share on a diluted basis for June 30, 2001

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

Total revenues decreased $293,940 or 20% which was primarily due to the decrease in management distribution, service and other fee income, consulting fees and dividends, interest and other income. Partially offsetting this was an increase in net realized and unrealized gains on investments. Management, distribution, service and administrative fees decreased $331,396 or 32% due to lower net assets in the Funds. Net assets under management were less in the six months ended June 30, 2002 versus June 30, 2001. Net assets were approximately $140 million at June 30, 2001, $128 million at September 30, 2001, $116 million at December 31, 2001, and $125 million at March 31, 2002 and $123 million at June 30, 2002. Dividends, interest and other decreased $19,887 due to lower earnings on the Company's investments. Net realized and unrealized gains resulted in a gain of $339,182 on investments.

Total expenses decreased $360,876 or 29% over this period of last year, as a result of decreases in marketing expenses of $185,118 or 43%, general and administrative expense of $37,447 or 8%, and amortization and depreciation expense of $9,373 or 38%. Marketing expenses decreased due to lower fulfillment and printing expenses. General and administrative expenses decreased due to lower employee costs. Expense reimbursements to the Funds decreased $67,811 or 41%. Professional fees decreased $61,127 or 46%. Net income for the period was $175,585 or $.11 per share on a diluted basis as compared to net income of $129,194 or $.08 per share on a diluted basis for the six months ended June 30, 2001.

Liquidity and Capital Resources
-------------------------------

The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                             June 30, 2002             December 31, 2001
                             -------------             -----------------
Working Capital                $7,413,521                    $7,063,441
Total Assets                   $8,235,134                    $8,036,785
Long-Term Debt                         -                             -
Shareholders' Equity           $7,980,019                    $7,748,846


Working capital, total assets and shareholders' equity increased $350,080, $198,349 and $231,173, respectively for the six months ended June 30, 2002.

Working capital, total assets and shareholders' equity increased primarily due to net income for the first six months of 2002.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders During Second Quarter of the Year Ended December 31, 2002.

No matters were submitted to a vote of security holders during the second quarter of the year ended December 31, 2002. The Board of Directors generally takes action at telephonic meetings, by unanimous written consent, and at an annual in-person meeting.


Item 6. Exhibits and Reports on Form 8-K

(a)  (1)  Exhibits

          (1)  Amended Death Benefit Agreement filed herewith.

(b) No reports on Form 8-K were filed during the quarter covered by this report.

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

                                         WINMILL & CO. INCORPORATED



Dated: August 14, 2002                   By:/s/ William G. Vohrer
                                            ----------------------
                                            William G. Vohrer
                                            Treasurer, Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: August 14, 2002                      /s/ Bassett S. Winmill
                                            ----------------------
                                            Bassett S. Winmill
                                            Chairman of the Board,
                                            Director


Dated: August 14, 2002                      /s/ Robert D. Anderson
                                            ----------------------
                                            Robert D. Anderson
                                            Vice Chairman, Director

Dated: August 14, 2002                      /s/ Thomas B. Winmill
                                            ---------------------
                                            Thomas B. Winmill, Esq.
                                            President,
                                            General Counsel, Director


Dated: August 14, 2002                      /s/ Charles A. Carroll
                                            ----------------------
                                            Charles A. Carroll, Director


Dated: August 14, 2002                      /s/ Edward G. Webb, Jr.
                                            -----------------------
                                            Edward G. Webb, Jr., Director


Dated: August 14, 2002                      /s/ Mark C. Winmill
                                            -------------------
                                            Mark C. Winmill, Director

                               INDEX TO EXHIBITS

(1)  Exhibits

     (1)  Amended Death Benefit Agreement

                  Exhibit 1 - Amended Death Benefit Agreement

                                     AMENDED
                             DEATH BENEFIT AGREEMENT


     THIS AGREEMENT, made and entered into this 16TH day of April, 2002, by and between WINMILL & CO. INCORPORATED, a corporation organized and existing under the laws of the State of Delaware (hereinafter referred to as the "Employer") and BASSETT S. WINMILL (hereinafter referred to as the "Employee").

     WHEREAS,

     It is the consensus of the Board of Directors of the Employer that the Employee's service to the Employer in the past has been of exceptional merit and has constituted an invaluable contribution to the general welfare of the Employer and to achieving its present status of operating efficiency and position in its field of activity; and

     The ability and experience of the Employee are such that assurance of his continued services is essential to the growth and performance of the Employer and it is in the best interests of the Employer to arrange terms of continued employment for the Employee so as to reasonably assure his remaining in the Employer's employment until his death; and

     It is the desire of the Employer that the Employee's services be retained as herein provided; and

     The Employee is willing to continue in the employ of the Employer provided the Employer agrees to pay certain benefits in accordance with the terms and conditions hereinafter set forth;

     NOW THEREFORE,

     In consideration of services performed in the past and to be performed in the future by the Employee, as well as of the mutual promises and covenants herein contained, it is hereby agreed as follows:

     Article FIRST: Definitions

     For the purposes of this Agreement, the following terms shall have meanings indicated below:

     (1)  The term "Employee's Spouse" shall mean Sarah J. Winmill.

     (2)  The term "CPI - U" shall mean the "Consumer Price Index for All Urban

Consumers: U.S. City Average for All Items" published monthly by the Bureau of Labor Statistics of the United States Department of Labor. If the CPI - U is discontinued, the Employer shall use in lieu thereof a comparable consumer index pertaining to the purchasing power of the U.S. dollar published by the United States government, such comparable index to be chosen by the Employer in its sole discretion.

     (3) The term "Employee's Average Salary" shall mean 80% of the average annual salary of the Employee, including bonuses, calculated for the three (3) year period ending December 31 prior to the date of death of the Employee, as paid by Employer, its affiliates and subsidiaries, and any entities of which Employer owns at least 10%.

     (4) The term "Index Factor" shall mean a factor equal to the percentage increase or decrease in the CPI - U as measured from and after the preceding calendar year.

     (5) The term Annual Death Benefit Sum shall mean (i) an amount equal to the Employee's Average Salary increased or decreased on the first day of each year next following the date of the Employee's death by an amount which shall be equal to the product of the Employee's Average Salary multiplied by the Index Factor and (ii) such amount as shall be required from time to time to pay premiums for health insurance for the Employee's Spouse during her lifetime that shall be comparable to the health insurance provided by the Employer to its employees.

     Article SECOND: Death Benefit

     The Employer agrees to pay as a death benefit the Annual Death Benefit Sum in semi- monthly installments to the Employee's Spouse each year during her lifetime. The first installment shall be due the first day of the month next following the Employee's death. In no event shall the Employee or his estate have any right to receive the, death benefit or any installments described herein or in any way to alter the receipt of such semi-monthly installments.

     Article THIRD: Forfeitable Benefits - Voluntary or Other Termination of
                    Services, or Discharge

     In the event that prior to the Employee's death, the Employee shall terminate his employment with the Employer or shall be discharged for action inimical to the corporate interests of the Employer, which shall be in the sole determination of the Board of Directors of the Employer, this Agreement shall terminate upon the date of such termination of employment or discharge and no benefits or payments of any kind shall be made hereunder.

     Article FOURTH: Non-Alienability

     Neither the Employee nor the Employee's Spouse under this Agreement shall have the power or right to transfer, assign, anticipate, mortgage, commute, or otherwise encumber in advance any installment payable hereunder, nor shall any said monthly installment be subject to seizure for the payment of any debts or judgements or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the foregoing restriction is violated, all installments shall cease and terminate.

     Article FIFTH: Participation in Other Plans

     Nothing contained in this Agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Employee to participate in any pension or profit-sharing plan that the Employer may now or hereafter provide.

     Article SIXTH: Benefits and Burdens

     This Agreement shall be binding upon and inure to the benefit of the Employee and the Employee's Spouse and it shall be binding, on the Employer and any successor organization which shall succeed to substantially all of the Employer's assets.

     Article SEVENTH: Governing Law, Etc.

     This Agreement shall be governed by and construed in accordance with the laws of the State of New York. This Agreement sets forth the entire Agreement between the parties concerning the subject matter thereof, and any amendment or discharge to this Agreement shall be in writing and signed by the parties hereto. This Amended Agreement is intended to replace the Death Benefit Agreement dated July 22, 1994 between the Employer and Employee, which shall be of no further force or effect.

     Article EIGHTH: Not an Employment Contract

     This Agreement shall not be deemed to constitute a contract of employment between the parties hereto, nor shall any provision herein restrict the right of the Employer to discharge the Employee or restrict the right of the Employee to terminate his employment.

     IN WITNESS WHEREOF, the Employer has caused its name to be hereunder executed by its duly authorized officer, duly attested by its Secretary, and the Employee has hereunto set his hand seal the day and year first above written.

                                         WINMILL & CO. INCORPORATED


Attest: /s/____________________          By: /s/_________________________



                                            /s/__________________________ (L.S.)
                                               Bassett S. Winmill

                            SECTION 906 CERTIFICATION


     The Winmill & Co. Incorporated ("Issuer") 10QSB dated August 14, 2002 ("Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Report represents, in all material respects, the financial condition and results of operation of the Issuer.


/s/ Thomas B. Winmill                                Dated:      August 13, 2002
---------------------------
   Thomas B. Winmill, Esq.
   Chief Executive Officer


/s/ William G. Vohrer                                Dated:      August 13, 2002
---------------------------
   William G. Vohrer
   Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




     The Board of Directors and Shareholders of
     Winmill & Co. Incorporated

     We have reviewed the accompanying balance sheet and statements of income
     (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of June 30, 2002 and for the three-month and six-month periods ended. These financial statements are the responsibility of the company's management.

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


                                                      Tait, Weller & Baker

     Philadelphia, Pennsylvania
     August 14, 2002