Form 10QSB
period 2002-09-30
WINMILL & CO INC
filed 2002-11-14
CIK 52234

As filed with the Securities and Exchange Commission on November 14, 2002



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X           Quarterly Report Pursuant to Section 13 or 15(d) of the
 _____
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       or

 _____        Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________


For Quarter Ended September 30, 2002              Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                          13-1897916
--------------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        11 Hanover Square, New York, New York                         10005
--------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2002, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,628,320 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares



                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED September 30, 2002




                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

     Item 1. Condensed Financial Statements

       Condensed Consolidated Balance Sheet
        - (Unaudited) September 30, 2002                                       3

       Condensed Consolidated Statements of Income (Loss)
        - (Unaudited) Nine Months Ended September 30, 2002
          and September 30, 2001                                               4

       Condensed Consolidated Statements of Cash Flows
        - (Unaudited) Nine months Ended
          September 30, 2002 and September 30, 2001                            5

       Notes to Consolidated Financial Statements (Unaudited)                  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       12

     Item 3.  Controls and Procedures                                         15

PART II. OTHER INFORMATION


     Item 4.  Submission of Matters to a vote of Security Holders During
              Third Quarter of the Year ended December 31, 2002               15

     Item 6.  Exhibits and Report on Form 8-K                                 15


     MANAGEMENT'S REPRESENTATION                                              16

                           WINMILL & CO. INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)



                                    ASSETS

Current Assets:
  Cash and cash equivalents                                       $   1,567,627
  Marketable securities (Note 2)                                      4,784,518
  Other receivables                                                     166,038
  Prepaid expenses and other assets                                     287,298
                                                                  -------------
       Total Current Assets                                           6,805,481
                                                                  -------------

Equipment, furniture and fixtures, net                                   59,695
Excess of cost over net book value of
   subsidiaries, net                                                    634,213
Deferred income taxes (Note 8)                                          120,100
Other                                                                   372,042
                                                                  -------------
                                                                      1,186,050

      Total Assets                                                $   7,991,531
                                                                  =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accrued liabilities                                              $    278,560
                                                                   ------------
   Total Current Liabilities                                            278,560
                                                                   ------------

Shareholders' Equity: (Notes 2, 5, 6 and 7)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,628,320 shares
      issued and outstanding                                             16,283
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                  200
   Additional paid-in capital
6,807,986
   Retained earnings                                                  1,415,528
   Notes receivable for common stock issued                            (527,041)
   Accumulated other comprehensive income                                    15
                                                                   ------------

      Total Shareholders' Equity                                      7,712,971
                                                                   ------------

      Total Liabilities and Shareholders' Equity                   $  7,991,531
                                                                   ============


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                                    Three Months             Nine Months
                                                  Ended September 30,     Ended September 30,

                                                    2002       2001       2002         2001
                                                    ----       ----       ----         ----

Revenues:
  Management, distribution and other fees        $ 357,762 $ 366,694 $ 1,069,135  $ 1,409,463
  Consulting fee                                        -         -           -       246,923
  Dividends, interest and other                     58,219    70,290     180,624      213,082
                                                 ---------  --------   ---------    ---------
  Revenue before net realized and unrealized
   (losses)on investments                          415,981   437,484   1,249,759    1,869,468
  Net realized and unrealized
   (losses) from investments                      (411,281) (145,236)    (72,099)    (110,320)
                                                 ---------  --------   ---------    ---------
                                                     4,700   292,248   1,177,660    1,759,148
                                                 ---------  --------   ---------    ---------



Expenses:
  General and administrative                       232,775   208,262     692,696      705,630
  Marketing                                        118,390   138,670     365,572      562,456
  Expense reimbursements to the Funds (Note 9)      43,371    65,150     139,100      228,690
  Professional fees                                 39,020    13,611     111,100      155,332
  Amortization and depreciation                     17,138    11,085      32,301       35,621
  Write-down of intangible assets                       -     51,674          -        51,674
                                                ----------   -------   ---------    ---------
                                                   450,694   488,452   1,340,769    1,739,403
                                                ----------   -------   ---------    ---------

Income (loss) before income taxes                 (445,994) (196,204)   (163,109)      19,745
Income taxes provision (credit)(Note 8)           (173,386)  (68,055)    (66,086)      18,700
                                                 ---------  --------   ---------    ---------
Net Income (loss)                               $ (272,608) (128,149)  $ (97,023)  $    1,045
                                                ==========  ========   =========   ==========

Per share data:
  Basic
         Net income (loss)                      $    (0.17) $  (0.08)  $   (0.06)  $     0.00

  Diluted
         Net income (loss)                      $    (0.17) $  (0.08)  $   (0.06)  $     0.00

Average Shares Outstanding:
  Basic                                          1,628,320  1,655,017  1,628,320    1,655,017
  Diluted                                        1,628,320  1,655,017  1,628,320    1,660,836

  See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                               Nine Months Ended
                                                              September 30, 2002
Cash Flows from Operating Activities:
 Net income (loss)                                                  $   (97,023)
                                                                    -----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                         34,171
   Net realized and unrealized gains from investments                   240,853
   Cash value of life insurance                                         (24,750)
   Other                                                                 (1,559)

   (Increase) decrease in: Management, distribution and other
      fees receivable                                                   (36,075)
     Prepaid expenses and other assets                                  105,686
     Deferred tax credits                                               (29,100)
   Increase (decrease) in:
     Accrued income taxes                                               (20,702)
     Accounts payable                                                   (13,425)
     Accrued professional fees                                           12,814
     Accrued payroll and other related costs                              8,915
     Accrued other expenses                                               3,019
                                                                    -----------
  Total adjustments                                                     279,847
                                                                    -----------
   Net cash provided by operating activities                            182,824
                                                                    -----------

Cash Flows from Investing Activities:

     Proceeds from sales of investments                                  21,380
     Purchases of investments                                          (600,863)
     Intangible assets                                                 (479,407)
                                                                    -----------
      Net cash used in investing activities                          (1,058,890)
                                                                    -----------

Net decrease in cash and cash equivalents                              (876,066)

Cash and Cash Equivalents:

  At beginning of period                                              2,443,693
                                                                    -----------

  At end of period                                                  $ 1,567,627
                                                                    ===========




Supplemental disclosure:

The Company paid $0 and $172,000 in Federal income taxes during the nine months ended September 30, 2002 and 2001.


See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

         Winmill & Co. Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (open-end funds) and two closed-end funds and proprietary securities trading.

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

      CASH AND CASH EQUIVALENTS

         Investments in money market funds are considered to be cash equivalents. At September 30, 2002, the Company and subsidiaries had invested approximately $1,275,000 in an affiliated money market fund.

     MARKETABLE SECURITIES

         Marketable securities held by the Company and its non-broker/dealer subsidiaries are considered to be "available-for-sale" and are marked to market, with the unrealized gain or loss included in stockholders' equity. Marketable securities held by the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)



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

    EQUIPMENT, FURNITURE AND FIXTURES

         Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives, 3 to 10 years. At September 30, 2002 accumulated depreciation amounted to approximately $822,500.

    EXCESS OF COST OVER NET BOOK VALUE OF SUBSIDIARIES

         The excess of cost over net book value of subsidiaries is capitalized and amortized over fifteen years using the straight-line method. In accordance with Statement of Accounting Standards No. 142 "Goodwill and Other Intangible Assets", the Company periodically reassesses the useful life of the previously recognized intangible assets and adjusts the remaining amortization periods accordingly. At September 30, 2002, accumulated amortization amounted to approximately $160,500.

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

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)


    EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:


                                                  Three Months               Nine Months
                                                Ended September 30,       Ended September 30,

                                                2002           2001         2002        2001
                                                ----           ----         ----        ----
  Numerator for basic and diluted
  earnings per share:
   Net (loss) income                         $ (272,608)    $ (128,149)  $  (97,023)   $ 1,045
                                             ==========     ==========   ==========    =======

   Denominator:
    Denominator for basic earnings
     per share weighted-average shares        1,628,320      1,655,017    1,628,320  1,655,017
    Effect of dilutive securities:
     Employee Stock Options                        -              -            -         5,839
                                             ----------     ----------   ---------- ----------

   Denominator for diluted earnings per share
    adjusted weighted-average shares and
    assumed conversions                       1,628,320      1,655,017    1,628,320  1,660,836
                                             ==========     ==========   ========== ==========


2.  MARKETABLE SECURITIES

      At September 30, 2002, marketable securities, at market, consisted of:

      Broker/dealer subsidiary
       Affiliated investment companies                               $3,865,940
       Equity securities                                                915,896
                                                                     ----------

        Total broker/dealer securities (cost $5,006,342)              4,781,836
                                                                     ----------

      Other subsidiaries' available-for-sale securities
       Unaffiliated investment companies                                  2,682
       Equity securities                                                      -
                                                                     ----------

         Total available-for-sale securities (cost $2,682)                2,682
                                                                     ----------

                                                                     $4,784,518
                                                                     ==========

         At September 30, 2002, the Company had $0, net of deferred income taxes, of unrealized gains on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity. Included in the investments in affiliated investment companies are investments of $2,113,797 or approximately 23% of the outstanding shares of Bexil Corporation and $1,741,983 or approximately 19% of the outstanding shares of Tuxis Corporation, both of which have received shareholder approval to change from registered investment companies to operating companies, but have not yet received SEC approval.


3.   LEASE COMMITMENTS

         The Company leases office space under a lease that expires December 31, 2003. The rent is approximately $109,000 per annum including electricity.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)


4.   SHAREHOLDERS' EQUITY

         The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of September 30, 2002, none of the Preferred Stock was issued.


5.   NET CAPITAL REQUIREMENTS

         The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At September 30, 2002, the subsidiary had net capital of approximately $4,506,800; net capital requirements of $100,000; excess net capital of approximately $4,406,800; and the ratio of aggregate indebtedness to net capital was approximately 0.03 to 1.

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

The Company's pro forma information follows:

                                    Three Months               Nine Months
                                 Ended September 30,        Ended September 30,

                                 2002         2001          2002         2001
                                 ----         ----          ----         ----

Net income(loss)As Reported   $ (272,608)  $ (128,149)   $  (97,023)  $  1,045
                 Pro forma    $ (274,671)  $ (132,336)   $ (104,687)  $ (8,703)

Earning per share

Basic           As Reported   $     (.17)  $     (.08)   $     (.06)  $   0.00
                 Pro forma    $     (.17)  $     (.08)   $     (.06)  $  (0.01)

Diluted         As Reported   $     (.17)  $     (.08)   $     (.06)  $   0.00
                 Pro forma    $     (.17)  $     (.08)   $     (.06)  $  (0.01)

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)


         A summary of the status of the Company's stock option plans as of September 30,2001 and changes during the period ending on that date is presented below:


                                               Number
                                                 of            Weighted-Average
         Stock Options                         Shares           Exercise Price

         Outstanding at December 31, 2001      221,000              $1.60
         Outstanding at September 30, 2002     221,000              $1.60

         There were 194,000 options exercisable at September 30, 2002 with a weighted-average exercise price of $1.59. There were no options granted during the three months ended September 30, 2002.

         The following table summarizes information about stock options outstanding at September 30, 2002:

                                           Options Outstanding
                            ---------------------------------------------------

                                          Weighted-Average
            Range of          Number         Remaining        Weighted-Average
         Exercise Prices    Outstanding   Contractual Life     Exercise Price

         $1.50 - $1.65       206,000         3.18 years            $1.58
         $1.70 - $1.80        15,000         3.70 years            $1.80

         In connection with the exercise of the options, the Company received from certain officers notes with an interest rates ranging from 2.45% to 2.48% per annum payable December 15, 2004. The balance of the notes at September 30, 2002 was $527,041, which was classified as "notes receivable for common stock issued."

7.   PENSION PLAN

         The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the nine months ended September 30, 2002 and September 30, 2001 were $36,969 and $24,257, respectively.

8.   INCOME TAXES

         The provision (benefit) for income taxes for the nine months ended September 30, 2002 and 2001 are as follows:

                                                   2002            2001
                                                   ----            ----
         Current
           Federal                              $ (31,686)    $   (14,900)
           State and local                         (5,300)        (49,400)
                                               ----------      ----------
                                                  (36,986)        (64,300)
         Deferred                                 (29,100)         83,000
                                               ----------     -----------
                                               $  (66,086)    $    18,700
                                               ==========    ============

         Deferred tax asset are comprised primarily of unrealized losses on investments at September 30, 2002.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


9.   RELATED PARTIES

         All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the nine months ended September 30, 2002 and 2001, the Funds paid approximately $33,000 and $66,200 respectively, for record keeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for record keeping services are included in management, distribution and other fees on the income statement.

         In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of approximately $139,100 and $228,690 for the quarter ended September 30, 2002 and 2001, respectively.

         Certain officers of the Company also serve as officers and/or directors of the Funds.

         Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of September 30, 2002, the policy had a cash surrender value of approximately $266,800 and is included in other assets in the balance sheet.


10.  CONTINGENCIES

         From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of September 30, 2002, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001
--------------------------------------------------------------------------------
Declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market fund, which has lower management and distribution fee rates than the equity Funds, or by transfer out of the Funds entirely. Lower net asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to expense limitations as described in Note 9 of the financial statements.

Total revenue before the net realized and unrealized loss on investments decreased $21,504 or 29%, which was primarily due to lower management, distribution and other fees and consulting fees. The Company had net realized and unrealized losses of $411,281 on the Company's investments. Management, distribution and other fees decreased $8,932 or 2% due to lower net assets in the Funds, the termination of the investment management agreement with Bexil and Tuxis upon their adoption of an internal management structure and the assumption of Bexil and Tuxis of certain expenses, effective July 31, 2001 and November 30, 2001, respectively. Dividends, interest and other decreased $12,572 due to lower earnings on investments. On July 12, 2002 CEF Advisers, Inc.(a unit of the Company) became the new investment manager of the closed-end fund Internet Growth Fund, Inc.

Total expenses decreased $37,758 or 8% as a result of decreases in marketing expenses of $20,280 or 15% and during the third quarter of 2001 a charge was taken for the write-down of intangible asset of $51,674. Offsetting this was an increase in general and administrative, professional fees and amortization and depreciation. Marketing expenses decreased due to lower fulfillment and printing expenses. Expense reimbursement to the Funds decreased $21,779 or 33% primarily due to the liquidation or merger of certain Funds being reimbursed.

Net loss for the period was $272,608 or $.17 per share on a diluted basis as compared to net loss of $128,149 or $.08 loss per share on a diluted basis for period ended.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001
--------------------------------------------------------------------------------

Total revenues decreased $581,488 or 33% which was primarily due to the decrease in management, distribution and other fee income, consulting fees and dividends, interest and other income. Partially offsetting this were lower net realized and unrealized losses on investments. Management, distribution and other fees decreased $340,328 or 24% due to lower net assets in the Funds, the termination of the investment management agreement with Bexil and Tuxis upon their adoption of an internal management structure and the assumption of Bexil and Tuxis of certain expenses, effective July 31, 2001 and November 30, 2001 respectively. Average net assets under management were less in the nine months ended September 30, 2002 versus September 30, 2001. Net assets were approximately $128 million at September 30, 2001, $116 million at December 31, 2001, and $125 million at March 31, 2002, $123 million at June 30, 2002 and $129 at September 30, 2002. Dividends, interest and other decreased $32,459 due to lower earnings on the Company's investments. Net realized and unrealized gains resulted in a loss in of $72,099 on investments. Also for the nine months ended September 30, 2001, the Company earned $246,923 in consulting fees through an agreement that was terminated during the second quarter of 2001.


Total expenses decreased $398,634 or 23% over this period of last year, as a result of decreases in marketing expenses of $196,884 or 35%, general and administrative expenses of $12,934 or 2%, and amortization and depreciation expenses of $3,320 or 9%. Marketing expenses decreased due to lower fulfillment and printing expenses. General and administrative expenses decreased due to lower employee costs and the assumption of Bexil and Tuxis of certain expenses. Expense reimbursements to the Funds decreased $89,590 or 39%. Professional fees decreased $44,232 or 28%. Net results for the period was a loss of $97,023 or $.06 per share on a diluted basis as compared to net income of $1,045 or $.00 per share on a diluted basis for the nine months ended September 30, 2001.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                             September 30, 2002             December 31, 2001
                             ------------------             -----------------
Working Capital                $  6,526,921                   $  7,063,441
Total Assets                   $  7,991,531                   $  8,036,785
Long-Term Debt                         -                              -
Shareholders' Equity           $  7,712,971                   $  7,748,846


Working capital, total assets and shareholders' equity decreased $536,520, $45,254 and $35,875, respectively for the nine months ended September 30, 2002.

Working capital, total assets and shareholders' equity decreased primarily due to net loss for the first nine months of 2002.

As discussed previously, significant changes in the securities markets can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.

Effects of Inflation and Changing Prices
--------------------------------------------------------------------------------

Since the Company derives most of its revenues from acting as the manager and distributor of investment companies, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenue from continuing operations.

Forward-Looking Information
--------------------------------------------------------------------------------

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

Item 3.  Controls and Procedures


(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.


(b) Changes in internal controls. There were no significant changes in the Company's internal controls or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

Part II. Other Information


Item 4. Submission of Matters to a Vote of Security Holders During Third Quarter of Year Ended December 31, 2002.

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

                                          WINMILL & CO. INCORPORATED



Dated: November 14, 2002                  By:/s/ William G. Vohrer
                                             ---------------------
                                             William G. Vohrer
                                             Treasurer, Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: November 14, 2002                     /s/ Bassett S. Winmill
                                             ----------------------
                                             Bassett S. Winmill
                                             Chairman of the Board,
                                             Director


Dated: November 14, 2002                     /s/ Robert D. Anderson
                                             ----------------------
                                             Robert D. Anderson
                                             Vice Chairman, Director

Dated: November 14, 2002                     /s/ Thomas B. Winmill
                                             ---------------------
                                             Thomas B. Winmill, Esq.
                                             President, General Counsel,
                                             Director

Dated: November 14, 2002                     /s/ Charles A. Carroll
                                             ----------------------
                                             Charles A. Carroll, Director


Dated: November 14, 2002                     /s/ Edward G. Webb, Jr.
                                             -----------------------
                                             Edward G. Webb, Jr., Director


Dated: November 14, 2002                     /s/ Mark C. Winmill
                                             -------------------
                                             Mark C. Winmill, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




         The Board of Directors and Shareholders of
         Winmill & Co. Incorporated

         We have reviewed the accompanying balance sheet and statements of income (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of September 30, 2002 and for the nine-month period ended. These financial statements are the responsibility of the company's management.

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


                                                            Tait, Weller & Baker

         Philadelphia, Pennsylvania
         November 14, 2002

Certification- Exchange act rules 13a-14 and 15d-14


I, Thomas B. Wilmill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Winmill & Co. Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                    /s/ Thomas B. Winmill
                                                    -----------------------
                                                    Chief Executive Officer

Certification- Exchange act rules 13a-14 and 15d-14

I, William G. Vohrer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Winmill & Co. Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                    /s/ William G. Vohrer
                                                    -----------------------
                                                    Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
November 14, 2002

                          CFO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Vohrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/William G. Vohrer
William G. Vohrer
Chief Financial Officer
November 14, 2002