Form 10KSB
period 2002-12-31
WINMILL & CO INC
filed 2003-03-31
CIK 52234

with the Securities and Exchange Commission on March 31, 2003
          -------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
       X       Annual Report Pursuant to Section 13 or 15(d) of the
    -------
                 Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended December 31, 2002
                                       or
    -------  Transition Report Pursuant to Section 13 or 15(d) of the

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

No voting stock was held by non-affiliates of the registrant as of March 15, 2003.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2003:

Class A Non-Voting Common Stock, par value $.01 per share - 1,588,820 shares Class B Voting Common Stock, par value $.01 per share - 20,000

                                     PART I

Item                                                                        Page

1.     Business                                                                1

2.     Properties                                                              4

3.     Legal Proceedings                                                       4



                                     PART II

4.     Market for Company's Common Equity and Related Stockholder Matters      5



                                    PART III

5.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                               5

6.     Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                                     7

7.     Financial Statements and Supplementary Data                             8



                                     PART IV

8.     Directors and Executive Officers                                       23

9.     Executive Compensation                                                 25

10.     Security Ownership of Certain Beneficial Owners and Management        31

11.     Certain Relationships and Related Transactions                        32



                                     PART V

12.     Exhibits, Consolidated Financial Statements and Schedules,
        and Reports on Form 8-K                                               33

13.      Controls and Procedures                                              36

                                     PART I


Item 1.    Business

Winmill & Co. Incorporated, a Delaware corporation (the "Company"), is a holding company with three principal subsidiaries: CEF Advisers, Inc., ("CEF"), Investor Service Center, Inc. ("ISC") and Midas Management Corporation ("MMC").

MMC and CEF act as investment managers to open-end and closed-end management investment companies (the "Funds") registered under the Investment Company Act of 1940 (the "Act"). The open-end Funds are Dollar Reserves, Inc., Midas Fund, Inc., and Midas Special Equities Fund, Inc. The closed-end funds are Global Income Fund, Inc. and Internet Growth Fund, Inc. CEF acted as investment manager of Bexil Corporation ("Bexil") and Tuxis Corporation ("Tuxis") until July 31, 2001 and November 30, 2001, respectively, when the investment management agreements with CEF were terminated. Commencing August 1, 2001, Bexil's officers (who are substantially identical to those of CEF) assumed the internal management of Bexil's affairs, including portfolio management, subject to the oversight and final direction of the Board of Directors of Bexil. Commencing December 1, 2001, the officers of Tuxis (who are substantially identical to those of CEF) assumed the internal management of Tuxis' affairs, including portfolio management, subject to the oversight and final direction of the Board of Directors of Tuxis. Compensation of Bexil and Tuxis personnel, initially set in the aggregate amount of $200,000 each per year, may be changed from time to time at the discretion of the Board of Directors of each of Bexil and Tuxis. This amount was increased to $365,000 per year for Bexil effective January 1, 2003 and to $300,000 per year for Tuxis effective October 2, 2002. Bexil and Tuxis are paying compensation directly to certain officers whose compensation from the Company was partly reduced, reflecting the increased time such officers spend on the business of Bexil and Tuxis. As of December 31, 2002, the Company owned approximately 25% and 19% of the outstanding shares of Bexil and Tuxis, respectively.

Bexil and Tuxis have received shareholder approval to change from registered investment companies to operating companies. Bexil filed in 2002 an application with the SEC to terminate its registration as an investment company and is awaiting the decision from the SEC. Tuxis anticipates filing in 2003 an application with the SEC to terminate its registration as an investment company. In January 2002, Bexil began operating a business through a 50% interest in a third party claims administrator.

ISC was organized in 1985 and is registered with the SEC as a broker/dealer and is a member of the NASD. ISC acts as the principal distributor for the open-end Funds and engages in proprietary securities trading.

The Company has granted certain of the Funds, Tuxis, Bexil and its subsidiaries a non-exclusive license to use certain service marks owned by the Company, under certain terms and conditions on a royalty free basis. Such license may be withdrawn from a Fund in the event the investment manager of the Fund is not a subsidiary of the Company or in other cases, at the discretion of the Company.

Investment Management and Distribution Business
The Company is engaged, through its subsidiaries, in the business of managing investment companies registered under the Act. The Funds and their respective net assets as of December 31, 2002 were approximately as follows:


      Dollar Reserves, Inc.                                      $    20,969,600
      Global Income Fund, Inc.                                        27,588,500
      Internet Growth Fund, Inc.                                       6,731,300
      Midas Fund, Inc.                                                54,788,700
      Midas Special Equities Fund, Inc.                               18,884,100
                                                                 ---------------
         Total Net Assets                                        $   128,962,200
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

In general, investment management services are rendered to the Funds pursuant to written contractual agreements. Such agreements relate to the general management of the affairs of each Fund, in addition to supervising the acquisition and sale of each Fund's portfolio investments. As provided in the agreements, CEF and MMC may receive management fees ranging from 1.0% to 0.5% (and generally declining thereafter on higher net asset levels) per annum of the Funds' average daily or average weekly net assets payable monthly. The Act requires that such contractual agreements be initially approved by the Funds' Board of Directors, including a majority of all of the directors who are not "interested persons" (as defined in the Act), and by the vote of a majority of the outstanding shares of the Fund (as defined in the Act). Agreements, if approved, may be for a term of up to two years, and thereafter their continuance must be approved at least annually by a majority of the directors of the Fund, including a majority of those directors of the Fund who are not "interested persons", or by such a vote of "disinterested" directors and the vote of a majority of the outstanding shares of the Fund. In addition, all such agreements are subject to termination on 60 days' notice by majority vote of the Board of Directors or the shareholders and are subject to automatic termination in the event of assignment. Effective July 31, 2001, Bexil's officers assumed the internal management of Bexil's affairs, including portfolio management. Effective November 30, 2001, Tuxis' officers assumed the internal management of Tuxis' affairs, including portfolio management. Depending on the assets of the Fund involved and other factors, the termination of any agreements for investment management services between any of the Funds, CEF, and MMC or the termination of the relationship of the Company with the management of Bexil and Tuxis may have a serious adverse impact upon the Company.

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

CEF and MMC are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. ISC is registered with the SEC as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the NASD. The Funds, Tuxis and Bexil are registered with the SEC under the Act. The activities of CEF and MMC and of the Funds are subject to regulation under Federal and state securities laws. The provisions of these laws, including those relating to the contractual arrangements between the Funds and their investment managers, are primarily designed to protect the shareholders of the Funds, Tuxis and Bexil, and not the shareholders of the Company.

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


Item 2.    Properties

The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. For the office of 3,800 rentable square feet, the rent is approximately $96,000 per annum plus $12,800 per annum for electricity. The lease expires on December 31, 2003.


Item 3.      Legal Proceedings

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 2002, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

                                    Park II

Item 4.   Market for the Company's Common Equity and Related Stockholder Matters

The Company's Class A Common Stock (non-voting) trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol WNMLA. The Company's Class B Common Stock (voting) has no public trading market. There are approximately 219 holders of record of Class A Common Stock and 1 holder of Class B Common Stock as of December 31, 2002. In addition, there are an indeterminate number of beneficial owners of Class A Common Stock that are held in "street name." No dividends have been paid on either class of Common Stock in the past five years and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Class A Common Stock during each quarterly period over the last two years were as follows:


                              2002                                   2001
                      --------------------                   -------------------
                        High           Low                   High            Low
First Quarter         $1.6700      $1.4800                  $1.6250      $1.1563
Second Quarter        $1.8500      $1.4200                  $1.8900      $1.3000
Third Quarter         $1.7000      $1.4600                  $1.9400      $1.5500
Fourth Quarter        $1.7500      $1.4200                  $1.7000      $1.3500


Equity Compensation Plan Information


                                                                                                 Number of
                                          Number of Class A             Weighted-                Class A shares
                                          shares to be issued           average price            remaining available
                                          upon exercise of              of outstanding           for future issuance
                                          outstanding options           options, warrants        under equity
                                          warrants and rights           and rights               compensation plans
Equity Compensation Plans
    approved by security holders                   281,500                 $ 1.59                     33,500
Equity Compensation Plans not
    approved by security holders                       -                      -                          -
                                                 ---------                 ------                   --------
Total                                              281,500                 $ 1.59                     33,500
                                                 =========                 ======                   ========


Item 5. Management's Discussion and Analysis of Financial Condition and Results of Operations

2002 Compared to 2001

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

Total revenues decreased $99,638 or 5% which was primarily due to the decrease in management, distribution and other fees, consulting fee and dividends and interest income offset by an increase in realized and unrealized gains on investments. Management, distribution and other fees decreased $289,531 or 16% due to lower net assets in the Funds and the termination of the investment management agreement with Bexil and Tuxis effective July 31, 2001 and November 30, 2001 respectively. Average net assets under management were less in the twelve months ended December 31, 2002 verses December 31, 2001. Total net assets under management were approximately $116 million at December 31, 2001, $125 million at March 31, 2002, $123 million at June 30, 2002, $129 million at September 30, 2002 and $129 million at December 31, 2002. Net realized and unrealized gains on proprietary securities trading were $161,794. Consulting fees decreased $246,923 which was due to the termination of the Company's consulting agreement with Bull & Bear Securities, Inc. ("BBSI") during the second quarter of 2001.

Total expenses decreased $600,182 or 27% over this period of last year. General and administrative expenses decreased $143,924 or 16% due to lower employee costs. Marketing expense decreased $225,579 or 31% due to lower fulfillment and printing costs. Expense reimbursement to the Funds decreased $104,659 or 37%. Professional fees decreased $89,289 or 49%. Net income for the period was $137,326 or $.08 per share on a diluted basis as compared to net loss of $199,065 or $(.12) per share on a diluted basis for last year.

2001 Compared to 2000

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

Total revenues decreased $2,253,399 or 54% which was primarily due to the decrease in management, distribution and other fees, net realized and unrealized gains on proprietary securities trading and real estate, rental income and dividends and interest income. Management, distribution and other fees decreased $526,278 or 23% due to lower net assets in the Funds and the termination of the investment management agreement with Bexil and Tuxis effective July 31, 2001 and November 30, 2001 respectively. Net assets under management were approximately $181 million at December 31, 2000, $172 million at March 31, 2001 $140 million at June 30, 2001, $128 million at September 30, 2001 and $116 million at December 31, 2001. Net realized and unrealized losses on proprietary securities trading were $360,418. Consulting fees increased $46,923 which was primarily due to the termination and settlement of the Company's consulting agreement with BBSI during the second quarter of 2001. Rental income declined to $0 as compared to $250,941 due to the sale of the real estate held for investment in December 2000 for a pre-tax profit of $901,046.

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

                                                        December 31,
                                              2002                       2001
                                              ----                       ----

       Working Capital                     $6,768,292                 $7,063,441
       Total Assets                        $8,106,436                 $8,036,785
       Long-Term Debt                      $   -                      $   -
       Shareholders' Equity                $7,889,020                 $7,748,846

For the year ended 2002, working capital decreased $295,149 primarily due to a reduction in cash from the purchase of additional investments. Total assets and shareholders' equity increased by $69,651 and $140,174. Total assets and shareholders' equity increased primarily due to net income recorded for the year.

For the year ended 2001, working capital, total assets and shareholders' equity decreased $69,445, $340,437 and $212,900, respectively. Working capital, total assets and shareholders' equity decreased primarily due to the realized and unrealized losses from proprietary securities trading.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources. This includes the restrictions placed on the transfer of funds to ISC as a result of its regulatory net capital requirements. At December 31, 2002, the amount subject to these restrictions was $100,000 or 1.2% of total assets.

Effects of Inflation and Changing Prices

Since the Company derives revenue primarily from investment management and distribution services from the Funds and proprietary securities trading, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenues from continuing operations.


Item 6. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters during the two years ended December 31, 2002.

Item 7.    Financial Statements and Supplementary Data

Financial Statements required by Regulation S-X and Supplementary Financial Information required by Regulation S-B are presented herein.


                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES

                                TABLE OF CONTENTS

                                                                            Page

Report of Independent Certified Public Accountants                             9

Consolidated Balance Sheet,
   December 31, 2002                                                          10

Consolidated Statements of Income,
   Years ended December 31, 2002 and 2001                                     11

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 2002 and 2001                                     12

Consolidated Statements of Cash Flows,
   Years ended December 31, 2002 and 2001                                     13

Notes to Consolidated Financial Statements                                    15

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders of
Winmill & Co. Incorporated


We have audited the accompanying consolidated balance sheet of Winmill & Co. Incorporated and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winmill & Co. Incorporated and subsidiaries at December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.





                                                            TAIT, WELLER & BAKER

Philadelphia, Pennsylvania
February 7, 2003


                           WINMILL & CO. INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                                            $  1,254,528
   Marketable securities (Note 2)                                                                          5,287,080
   Management, distribution and other fees receivable                                                        114,216
   Dividends, interest and other receivables                                                                  56,475
   Prepaid expenses and other current assets                                                                 100,115
   Refundable income taxes                                                                                   173,294
                                                                                                        ------------
      Total Current Assets                                                                                 6,985,708
                                                                                                        ------------
Equipment, furniture and fixtures, net                                                                        58,502
Intangible assets, net                                                                                       635,795
Deferred income taxes (Note 8)                                                                                22,000
Other assets (Note 10)                                                                                       404,431
                                                                                                        ------------
                                                                                                           1,120,728
      Total Assets                                                                                      $  8,106,436
                                                                                                        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                                     $     12,585
   Accrued professional fees                                                                                  99,024
   Accrued payroll and other related costs                                                                    25,000
   Accrued other expenses                                                                                     24,504
   Other current liabilities                                                                                  56,303
                                                                                                        ------------
      Total Current Liabilities                                                                              217,416
                                                                                                        ------------
Shareholders' Equity (Notes 2, 4, 5, and 6) Common Stock, $.01 par value Class
   A, 10,000,000 shares authorized;
      1,628,320 shares issued                                                                                 16,283
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                                                       200
   Additional paid-in capital                                                                              6,807,985
   Retained earnings                                                                                       1,649,878
   Notes receivable for common stock issued                                                                 (527,041)
   Accumulated other comprehensive loss                                                                         (177)
                                                                                                        ------------
                                                                                                           7,947,128
   Less treasury stock                                                                                       (58,108)
                                                                                                        ------------
      Total Shareholders' Equity                                                                           7,889,020
                                                                                                        ------------
      Total Liabilities and Shareholders' Equity                                                        $  8,106,436
                                                                                                        ============

See accompanying notes to consolidated financial statements.



                           WINMILL & CO. INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31,



                                                                                      2002                      2001
                                                                                      ----                      ----
Revenues:
   Management, distribution and other fees                                         $  1,469,731         $  1,759,262
   Consulting fee                                                                           -                246,923
   Realized and unrealized gains (losses) from investments                              161,794             (360,418)
   Dividends, interest and other                                                        179,243              264,639
                                                                                   ------------         ------------
                                                                                      1,810,768            1,910,406
                                                                                   ------------         ------------

Expenses:
   General and administrative                                                           772,827              916,751
   Marketing                                                                            493,405              718,984
   Expense reimbursements to the Funds (Note 11)                                        179,716              284,375
   Professional fees                                                                     92,035              181,324
   Depreciation and amortization                                                         57,159               93,890
                                                                                   ------------         ------------
                                                                                      1,595,142            2,195,324
                                                                                   ------------         ------------

Income (loss) before income taxes                                                       215,626             (284,918)
Income taxes (benefit) (Note 8)                                                          78,300              (85,853)
                                                                                   ------------         ------------
Net Income (Loss)                                                                  $    137,326         $   (199,065)
                                                                                   ============         ============

Per Share Data:
   Basic
      Net income (loss)                                                                  $  .08               $(.12)
                                                                                         ======               =====
   Diluted
      Net income (loss)                                                                  $  .08               $(.12)
                                                                                         ======               =====

Average Shares Outstanding:
   Basic                                                                              1,638,403            1,653,343
                                                                                      =========            =========
   Diluted                                                                            1,649,129            1,653,343
                                                                                      =========            =========


See accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     Years Ended December 31, 2002 and 2001

                              Number of Shares                                                   Amount
                              ---------------- -------------------------------------------------------------------------------------
                                                                                 Notes
                                                                                 Receivable
                                                                                 For                                Accumulated
                                                                     Additional  Common      Retained    Treasury   Other
                              Class A    Class B   Class A  Class B  Paid-In     Stock       Earnings    Stock      Comprehensive
                              Common     Common    Common   Common   Capital     Issued      (Deficit)   Class A    Income
                              ---------  -------   -------  -------  ----------  ----------  ----------  ---------  -------------
Balance, December 31, 2000    1,635,017  20,000    $16,351  $200     $6,872,454  $(603,675)  $1,711,617  $    -     $(35,201)
Net loss                              -       -         -     -              -          -      (199,065)      -            -
Other comprehensive income
   Unrealized gains on
     marketable securities            -       -         -     -              -          -            -        -       44,763
                                --------  -------  -------  ----    -----------   ---------   ----------   --------   --------
   Comprehensive income

Redemption of stock              (6,697)      -      (68)     -       (64,469)          -            -        -           -
Repayment of notes receivable         -       -        -      -             -       5,939            -        -           -
                                --------   ------   ------- ----    -----------   ---------   ----------   --------   --------
Balance, December 31, 2001     1,628,320   20,000   16,283  200     6,807,985    (597,736)    1,512,552       -        9,562

Net income                            -       -        -     -              -           -       137,326       -           -
Other comprehensive income
   Unrealized losses on
     investments                      -       -        -     -              -           -            -        -       (9,739)
                                -------    ------   ------  ----    ----------    --------    ----------   --------   --------
   Comprehensive income

Repayment of notes receivable        -        -        -     -              -     70,695             -        -           -
Purchase of treasury stock      (39,500)      -        -     -              -          -             -     (58,108)       -
                                --------    ------  ------  ----    ----------    --------    ----------    --------  --------

Balance, December 31, 2002     1,588,820    20,000 $16,283  $200    $6,807,985   $(527,041)  $1,649,878   $(58,108)   $(177)
                               =========    ======  ======= ====    ==========    =========  ==========    ========  ========


                              Total
                              Shareholders'
                              Equity
                              -------------
Balance, December 31, 2000    $ 7,961,746
Net loss                         (199,065)
Other comprehensive income
   Unrealized gains on
     marketable securities         44,763
                                 --------
   Comprehensive income          (154,302)
                                ---------
Redemption of stock               (64,537)
Repayment of notes receivable       5,939
                                 --------
Balance, December 31, 2001      7,748,846

Net income                        137,326
Other comprehensive income
   Unrealized losses on
     investments                   (9,739)
                                  --------
   Comprehensive income           127,587
                                  --------
Repayment of notes receivable      70,695
Purchase of treasury stock        (58,108)
                                 --------

Balance, December 31, 2002     $ 7,889,020
                                ==========





                           WINMILL & CO. INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,



                                                                                         2002                 2001
                                                                                         ----                 ----
Cash Flows from Operating Activities:
   Net income (loss)                                                              $     137,326        $    (199,065)
                                                                                  -------------        -------------
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                      57,159               93,890
      Decrease (increase) deferred income taxes                                          69,000               47,000
      Decrease (increase) in cash value of life insurance                               (32,160)              21,463
      Unrealized (gain) on proprietary securities trading                              (163,105)             (54,591)
      (Increase) decrease in:
         Management, distribution and other fees receivable                              (8,499)              56,057
         Dividends, interest and other receivables                                      (32,229)             159,570
         Prepaid expenses and other current assets                                      (27,699)             118,094
         Refundable income taxes                                                         86,126             (259,420)
         Other assets                                                                   (26,538)             (13,275)
      Increase (decrease) in:
         Accounts payable                                                               (15,286)             (10,778)
         Accrued expenses                                                               (54,322)              57,557
         Accrued income taxes                                                             9,300             (231,000)
         Other current liabilities                                                      (10,215)              56,682
                                                                                  -------------        -------------
   Total adjustments                                                                   (148,468)              41,249
                                                                                  -------------        -------------
      Net cash provided by (used for) operating activities                              (11,142)             (157,816)
                                                                                  -------------        -------------

                           WINMILL & CO. INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                            Years Ended December 31,



                                                                                         2002                  2001
                                                                                         ----                  ----
Cash Flows from Investing Activities:
   Capital expenditures                                                           $     (18,874)       $      (5,623)
   Proprietary securities trading sales                                                  27,173            1,253,790
   Proprietary securites trading purchases                                             (722,438)          (1,674,147)
   Acquisition of intangible asset                                                     (476,471)                 -
                                                                                  -------------        -------------
      Net cash used in investing activities                                          (1,190,610)            (425,980)
                                                                                  -------------        -------------

Cash Flows from Financing Activities:
   Repayments of notes receivable                                                        70,695                5,939
   Redemption of Class A Common Stock                                                       -                (64,537)
   Purchase of treasury stock                                                           (58,108)                 -
                                                                                  -------------        -------------
      Net cash provided by (used in) financing activities                                12,587              (58,598)
                                                                                  -------------        -------------

      Net decrease in cash and cash equivalents                                      (1,189,165)            (642,394)

Cash and cash equivalents:
   Beginning of year                                                                  2,443,693            3,086,087
                                                                                  -------------        -------------
   End of year                                                                    $   1,254,528        $   2,443,693
                                                                                  =============        =============


SUPPLEMENTAL DISCLOSURE:

   The Company paid $0 and $0 in Federal income taxes in 2002 and 2001, respectively.


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS
         Winmill & Co. Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (three open-end funds), two closed-end funds, and proprietary securities trading.

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

         CASH AND CASH EQUIVALENTS
         Investments in money market funds are considered to be cash equivalents. At December 31, 2002, the Company and subsidiaries had invested approximately $983,100 in an affiliated money market fund.

         MARKETABLE SECURITIES
         The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity as "accumulated other comprehensive income." Marketable securities of the broker/dealer subsidiary are valued at market with unrealized gains and losses included in earnings.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2002 and 2001



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

         EQUIPMENT
         Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At December 31, 2002, accumulated depreciation on equipment, furniture and fixtures amounted to approximately $823,700.

         INTANGIBLE ASSETS
         The Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets ("SFAS 142") in 2002. In accordance with SFAS 142, intangible assets with a finite useful life are amortized over the useful life. In addition, intangible assets are reviewed for impairment and the remaining useful life evaluated at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. As such, the Company has amortized its intangible assets over fifteen years using the straight-line method. At December 31, 2002, accumulated amortization on intangible assets amounted to approximately $174,900.

         COMPREHENSIVE INCOME
         The Company discloses comprehensive income in the financial statements. Comprehensive income includes net income and unrealized gains and losses on non-broker/dealer marketable securities, which is reported as other comprehensive income in stockholders' equity.

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

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2002 and 2001



     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                         2002                 2001
                                                                                         ----                 ----
            Numerator for basic and diluted earnings per share:
               Net income (loss)                                                    $   137,326          $  (199,065)
                                                                                    ===========          ===========
            Denominator:
               Denominator for basic earnings per share:
                  weighted - average shares                                           1,638,403            1,653,343
               Effect of dilutive securities:
                  employee stock options                                                 10,726                  -
                                                                                    -----------          -----------
            Denominator for diluted earnings per share:
               adjusted weighted - average shares and
               assumed conversions                                                    1,649,129            1,653,343
                                                                                    ===========          ===========


2.    MARKETABLE SECURITIES
      At December 31, 2002 marketable securities consisted of:

         Broker/dealer securities - at market
            Affiliated investment companies                                                             $  4,389,555
            Equity securities                                                                                895,020
                                                                                                        ------------
               Total broker/dealer securities (cost - $5,272,185)                                          5,284,575
                                                                                                        ------------

         Other companies
            Unaffiliated investment companies                                                                  2,505
                                                                                                        ------------
               Total available-for-sale securities (cost - $2,682)                                             2,505
                                                                                                        ------------
                                                                                                        $  5,287,080

      At December 31, 2002, the Company had $(177), net of deferred income taxes, of unrealized losses on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity. Included in the investments in affiliated investment companies are investments of $2,302,945 (representing approximately 25% of the outstanding shares) in Bexil and $1,817,329 (representing approximately 19% of the outstanding shares) in Tuxis, both of which have received shareholder approval to change from registered investment companies to operating companies.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2002 and 2001



3.    LEASE COMMITMENTS

      The Company leases office space under a lease which expires December 31, 2003. The rent is approximately $109,000 per annum including electricity.


4.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of December 31, 2002 and 2001, none of the Preferred Stock was issued.


5.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2002, the subsidiary had net capital of approximately $4,623,900; net capital requirements of $100,000; excess net capital of approximately $4,523,900; and the ratio of aggregate indebtedness to net capital was approximately .05 to 1.


6.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which, as amended, provides for the granting of a maximum of 600,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. The three non-employee directors were granted 2,500 options each on December 10, 2002. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2002 and 2001



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

                                                                                            Years Ended December 31,
                                                                                          2002                 2001
                                                                                          ----                 ----
         Net income (loss)                    As reported                              $137,326            $(199,065)
                                               Pro forma                               $102,381            $(213,005)
         Earnings per share
            Basic As reported                    $.08                                    $(.12)
                                               Pro forma                                 $.06                 $(.13)
            Diluted                           As reported                                $.08                 $(.12)
                                               Pro forma                                 $.06                 $(.13)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001: expected volatility of 41.18% and 46.98%, risk-free interest rate of 1.17% and 3.95% and expected life of three years for each year.

      A summary of the status of the Company's stock option plans as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

                                                                                                          Weighted
                                                                                         Number           Average
                                                                                           Of             Exercise
         Stock Options                                                                   Shares            Price
         Outstanding at December 31, 2000                                               226,000            $1.61
            Granted                                                                      15,000            $1.80
            Canceled                                                                    (20,000)           $1.94
                                                                                       --------
         Outstanding at December 31, 2001                                               221,000            $1.60
            Granted                                                                      77,500            $1.61
            Canceled                                                                    (17,000)           $1.76
                                                                                       --------
         Outstanding at December 31, 2002                                               281,500            $1.59
                                                                                       ========

      There were 266,500 and 174,000 options exercisable at December 31, 2002 and 2001 with a weighted-average exercise price of $1.59 and $1.59, respectively. The weighted-average fair value of options granted using the Black Scholes option-pricing model was $.40 and $.64 for the years ended December 31, 2002 and 2001, respectively.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2002 and 2001



      The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                     Weighted-Average
             Range of                                Number              Remaining              Weighted-Average
         Exercise Prices                          Outstanding        Contractual Life            Exercise Price
         $1.50 - $1.60                               121,500               3.4 years                   $1.50
         $1.60 - $1.66                               160,000               3.6 years                   $1.65

      In connection with the exercise of the options, the Company has received from certain officers notes with interest rates ranging from 2.45% to 2.48% per annum payable December 31, 2004. The balance of the notes at December 31, 2002 was $527,041, which was classified as "notes receivable for common stock issued."


7.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended December 31, 2002 and 2001 was approximately $49,500 and $33,700, respectively.


8.    INCOME TAXES

      The provision for income tax expense (benefit) was as follows:

                                                                                           2002               2001
                                                                                           ----               ----
            Current
               Federal                                                                $  (4,500)         $  (114,000)
               State and local                                                           13,800              (18,853)
                                                                                      ---------          -----------
                                                                                          9,300             (132,853)
            Deferred                                                                     69,000               47,000
                                                                                      ---------          -----------
                                                                                      $  78,300          $   (85,853)
                                                                                      =========          ===========

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2002 and 2001:

                                                                                           2002               2001
                                                                                           ----               ----
         Unrealized (appreciation) depreciation on investments                        $  (5,000)           $  53,000
         Accrued expenses                                                                 2,000               19,000
         Net capital loss carryforwards                                                  25,000               19,000
                                                                                      ---------            ---------
             Net deferred tax assets                                                  $  22,000            $  91,000
                                                                                      =========            =========


                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2002 and 2001



      A reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                                                            2002             2001
                                                                                            ----             ----
         Statutory rate                                                                    34.0%             34.0%
         Increase in effective tax rate resulting from:
            State income taxes, net of federal benefit                                      4.2               4.4
            Write-down of non-deductible intangible assets                                  -                (6.2)
            Non-deductible income and expenses - net                                       (1.9)             (2.1)
                                                                                          -----             -----
                                                                                           36.3              30.1%
                                                                                          =====             =====


9.    RELATED PARTIES

      All investment management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. In addition, during the years ended December 31, 2002 and 2001, the Funds paid approximately $44,000 and $69,000, respectively, for recordkeeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for recordkeeping services were recorded in management, distribution and other fees.

      The Company's investment manager and distributor subsidiaries waived management and distribution fees from the Funds in the amount of approximately $179,700 and $284,400 for the years ended December 31, 2002 and 2001, respectively.

      On March 31, 1999, the Company sold its discount brokerage business, Bull & Bear Securities, ("BBSI") to a subsidiary of Royal Bank of Canada. In connection with the sale, Royal Bank agreed that it would cause for the three-year period following the sale, BBSI to offer exclusively Dollar Reserves to its customers as the sole money market fund into which cash balances held by BBSI's customers would be swept on a daily basis. In addition, the Company agreed to provide to BBSI for a period of three years following the sale certain services with respect to the operation of a securities brokerage business for a monthly consulting fee of $16,666.67, subject to certain conditions. The agreement was terminated in June 2001 by Royal Bank which provided a final settlement payment of approximately $164,000.

      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of December 31, 2002, the policy had a cash surrender value of approximately $274,200 and is included in other assets in the balance sheet.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2002 and 2001



10.   CONTINGENCIES

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 2002, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

      In April 2002, the Company entered into a Death Benefit Agreement ("Agreement") with the Company's Chairman. Following his death, the Agreement provides for annual payments, equal to 80% of his average annual salary received from the Company, its affiliates, subsidiaries and other related entities for the three year period prior to his death subject to certain adjustments to his wife until her death. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

                                    PART III


Item 8.    Directors and Executive Officers

The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

      Name                          Position                                          Years of Service           Age
                                                                                     Director     Officer
Bassett S. Winmill                  Chairman of the Board                             26          26             72

Robert D. Anderson                  Vice Chairman of the Board                        26          26             73

Thomas B. Winmill, Esq.             President,                                        14          15             43
                                    General Counsel, Director

Edward G. Webb, Jr.                 Director                                          17*         14**           63

Charles A. Carroll                  Director                                          11           -             72

Mark C. Winmill                     Director                                          13***       15****         45

Marion E. Morris                    Senior Vice President                             -             2            57

William G. Vohrer                   Treasurer,                                        -             2            52
                                    Chief Accounting Officer

Monica Pelaez, Esquire              Vice President,
                                    Secretary, Associate General Counsel              -             3            31

*       1985 to 1990 and 1992 to present.

**     1979 to 1990

***   1989 to 1999 and 2000 to present.

**** 1987 to 1999

Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

BASSETT S. WINMILL - Chairman of the Board of Directors. He is also Chairman of certain investment companies managed by Company subsidiaries and Tuxis Corporation and Bexil Corporation. He is a member of the New York Society of Security Analysts, the Association for Investment Management and Research, and the International Society of Financial Analysts. He is the father of Thomas B. Winmill and Mark C. Winmill.

ROBERT D. ANDERSON - Vice Chairman of the Board of Directors. He is also Vice Chairman of certain investment companies managed by Company subsidiaries and certain subsidiaries of the Company.

THOMAS B. WINMILL, ESQ. - President, General Counsel, Chief Executive Officer and Director. He is also President of the investment companies managed by Company subsidiaries and of certain subsidiaries of the Company. He is also a director and President of Bexil Corporation and a director and general counsel of Tuxis Corporation. He is a member of the New York State Bar. He is a son of Bassett S. Winmill and brother of Mark C. Winmill.

EDWARD G. WEBB, JR. - Director. He is Equity Portfolio Manager of Advanced Asset Management Advisers, Inc. He was President of Webb Associates, Ltd. since 1996. Prior to that, he served as a Senior Vice President and Director of the Company.

CHARLES A. CARROLL - Director. From 1989 to the present, he has been affiliated with Kalin Associates, Inc., a member firm of the New York Stock Exchange.

MARK C. WINMILL - Director. He is currently President of Tuxis Corporation. He was Co-President and Director of the Company from June 1990 to March 1999 and an Officer and Director of its various Funds and subsidiaries from June 1987 to March 1999. He was President and Director of Bull & Bear Securities, Inc. ("BBSI"), a nationwide discount broker, from June 1987 until March 1999 when the Company sold BBSI to The Royal Bank of Canada. He was also Chief Operating Officer of BBSI from April 1999 to February 2000. He is a son of Bassett S. Winmill and a brother of Thomas B. Winmill.

WILLIAM G. VOHRER - Chief Financial Officer, Treasurer and Chief Accounting Officer. He joined the Company in February 2001. He is also Chief Financial Officer and Treasurer of certain investment companies managed by Company subsidiaries and certain subsidiaries of the Company, Bexil Corporation and Tuxis Corporation. From 1999 to 2001, he consulted on accounting matters. From 1994 to 1999 he was Chief Financial Officer and Financial Operations Principal for Nafinsa Securities, Inc., a Mexican Securities broker/dealer. From 1978 to 1994, he held Chief Financial Officer/Controller positions with various international banks.

MARION E. MORRIS - Senior Vice President. Since 2000, she has served as Senior Vice President of the Company, certain investment companies managed by Company subsidiaries and certain subsidiaries of the Company. She is Director of Fixed Income and a member of the Investment Policy Committee. From 1997 to 2000, she acted as general manager of Michael Trapp. Previously, she had served as Vice President of Salomon Brothers, The First Boston Corporation and Cantor Fitzgerald.

MONICA PELAEZ, ESQ. - Vice President, Secretary and Chief Compliance Officer. She is also Vice President, Secretary and Chief Compliance Officer of certain investment companies managed by Company subsidiaries and certain subsidiaries of the Company, Bexil Corporation and Tuxis Corporation. Previously, she was Special Assistant Corporation Counsel to New York City Administration for Children's Services from 1998 to 2000 and an attorney with Debevoise & Plimpton from 1997 to 1998. She earned her Juris Doctor from St. John's University School of Law in 1997. She is a member of the New York State Bar.

Each director is elected by the vote or written consent of the holder of a majority of the Class B Common Stock and holds office until the next meeting of the Class B common stockholder and until his successor is elected and qualified, or until his earlier death, resignation or removal.

Based solely on the information from Forms 3, 4, and 5 furnished to it, the Company believes that the directors, officers, and owners of more than 10 percent of the Class A Common Stock of the Company have filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year, except for Forms 5 filed on behalf of Robert D. Anderson, Charles A. Carroll, William G. Vohrer, Edward G. Webb, Jr., Bassett S. Winmill, Mark C. Winmill, and Thomas B. Winmill, on February 28, 2003, 14 days following the February 14, 2003 filing deadline.


Item 9.    Executive Compensation

The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules.

Summary Compensation Table
The following table sets forth, for the three years ended December 31, 2002, the compensation paid to the chief executive and the other officers whose total annual salary and bonus exceeded $100,000 in 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                               Annual                            Compensation
                                            Compensation                         ------------
                                        -------------------                       Securities          All Other
     Name And                           Salary        Bonus     Other Annual      Underlying         Compensation
Principal Position               Year     ($)          ($)      Compensation*      Options         -----------------
------------------               ----                                                                 (a)      (b)
Bassett S. Winmill               2002   $ 131,733(c)  $    -           -              80,000       $ 1,174   $ 6,888
    Chairman                     2001   $ 315,000     $ 13,125         -              55,000       $ 3,584   $ 6,300
                                 2000   $ 315,000     $  7,450         -              55,000       $ 3,504   $ 5,883

Thomas B. Winmill                2002   $ 110,970(d)  $    -           -              80,000       $   120   $ 6,600
    President and                2001   $ 187,500(d)  $ 10,416         -              55,000       $   300   $ 6,300
    Chief Executive Officer      2000   $ 250,000     $ 10,416         -              55,000       $   300   $ 6,000

 * Information omitted as perquisites do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year for the named executive officers.

(a)   Represents term life insurance

(b)   Represents Company's matching contributions to 401(k) Plan.

(c) Bassett Winmill also received $200,000 in bonus from Bexil Corporation and $175,000 in compensation from Tuxis Corporation for his services as Executive Chairman.

(d) Thomas Winmill also received $350,000 and $62,500 in 2002 and 2001, respectively, in compensation and bonus from Bexil Corporation for his services as President.

Option Grants Table
The following table sets forth, for the year ended December 31, 2002, information regarding the options granted for each of the executive officers named in the Summary Compensation Table.

                                                                                               Potential Realizable
                                                                                               Value At Assumed
                                                                                               Annual Rates Of
                                                                                               Stock Price
                                                                                               Appreciation For
                                          Individual Grants                                    Option Term
                                      Number Of       % Of Total
                                      Securities        Options
                                      Underlying       Granted To
                                       Options        Employees In         Exercise       Expiration
      Name                             Granted         Fiscal Year          Price            Date            5%     10%
      ----                           ------------    ---------------     ----------     --------------       --     ---
Bassett S. Winmill                     25,000             32                 1.66          12/9/07         $11,480  $25,368
Thomas B. Winmill                      25,000             32                 1.66          12/9/07         $11,480  $25,368


All of the above options are exercisable as of December 31, 2002.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
The following table sets forth, for the year ended December 31, 2002, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.


                                                                                   Number of
                                                                                   Shares of
                                                                                 Class A Stock          Value of
                                                  Number of                       Underlying           Unexercised
                                                  Shares of                       Unexercised          In-The-Money
                                                   Class A                         Options at           Options at
                                                    Stock           Dollar        12-31-02 (#)         12-31-02 (*)
                                                  Aquired on        Value         Exercisalbe/         Exercisable/
                                                   Exercise        Realized      Unexercisable        Unexercisable
                                                 ------------     ----------    ---------------      ---------------
Bassett S. Winmill                                    0               $0           80,000 / 0          $6,898 / $0
Thomas B. Winmill                                     0               $0           80,000 / 0          $6,898 / $0


Long-Term Incentive Plan Awards Table
There were no long-term incentive plan awards other than options made during the year ended December 31, 2002 to the executive officers named in the Summary Compensation Table.

Compensation of Directors
Edward G. Webb, Jr., Charles A. Carroll and Mark C. Winmill were the only individuals who received compensation for their service as directors of the Company in 2002. They were each paid $500 per quarter as a retainer and $2,000 per quarterly meeting attended plus expenses. For the year ended December 31, 2002, Mr. Webb, Mr. Carroll and Mr. Mark C. Winmill were each paid $10,000 for attending four regular meetings and annual retainer and each received an option to purchase 2,500 shares of Class A Common Stock at an exercise price of $1.511 per share in December 2002.

Employment Contracts
The Company has no employment or termination contracts with any of its employees except to the extent of the agreement described in Note 10 to the financial statements.

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

General Provisions
Duration of the Plan; Share Authorization. The Plan will terminate on December 6, 2005, unless terminated earlier by the Board.

Six hundred thousand (600,000) shares of the Company's Class A Common Stock ("Shares") have been available for Awards under the Plan. The Shares to be offered under the Plan are authorized and unissued Shares, or issued Shares that have been reacquired by the Company and held in its treasury. Holders of Shares do not have voting rights except as specifically provided by the Delaware General Corporation Law.

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

Plan Administration. The Plan is administered by the Board or Compensation Committee ("Committee") of the Board. The Committee is composed of at least two directors of the Company, each of whom is a "Non-Employee Director" as defined in Rule 16b-3 promulgated by the SEC ("Rule 16b-3") under Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). When the Committee is administering the Plan, the Committee will determine the officers and other key employees who will be eligible for and granted Awards, determine the amount and type of Awards, establish and modify administrative rules relating to the Plan, impose such conditions and restrictions on Awards as it determines appropriate and take such other action as may be necessary or advisable for the proper administration of the Plan. The Board or Committee may, with respect to Participants who are not subject to Section 16 of the Exchange Act, delegate such of its powers and authority under the Plan as it deems appropriate to certain officers or employees of the Company.

Plan Participants. Any employee of the Company or its subsidiaries, whether or not a director of the Company, may be selected by the Board or Committee to receive an Award under the Plan. Non-Employee Directors shall receive such Awards (other than Incentive Stock Options) as the Board in its discretion may designate.

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

(b) The following table sets forth, as of December 31, 2002, information relating to beneficial ownership by individual directors of the Company, executive officers named in the Summary Compensation Table and by directors and executive officers of the Company as a group, of the currently issued and outstanding Class A Common Stock of the Company.

                                                                             Amount and Nature of           Percent
      Name of Beneficial Owner                                             Beneficial Ownership (5)        of Class
      ------------------------                                             ------------------------        --------
      Bassett S. Winmill                                                         356,104 (1)                 21.3%
      Thomas B. Winmill                                                          202,520 (2)                 12.1%
      Robert D. Anderson                                                          99,414 (3)                  6.1%
      Edward G. Webb, Jr.                                                         21,164 (4)                  1.3%
      Charles A. Carroll                                                          40,600 (4)                  2.5%
      Mark C. Winmill                                                            109,300 (4)                  6.8%

      All directors and executive officers as a group (6 persons)                829,102                     45.3%

(1) Includes options exercisable to purchase 80,000 shares at December 31, 2002.

(2) Includes 10,000 shares held by Thomas B. Winmill's sons, of which he disclaims beneficial ownership and options exercisable to purchase 80,000 shares.

(3)   Includes options exercisable to purchase 30,000 shares.

(4)   Includes options exercisable to purchase 17,500 shares.

(5) The nature of the beneficial ownership for all the Class A Common Stock is investment power.



Item 11. Certain Relationships and Related Transactions

The following sets forth the reportable items regarding indebtedness of management in excess of $60,000.

                                                                          Largest                     Amount
                                                                         Amount Of                 Outstanding At
Name and Relationship                                                  Indebtedness               December 31, 2002
Bassett S. Winmill, Chairman *                                            $265,816                   $223,958
Thomas B. Winmill, President *                                            $197,398                   $179,835
Mark C. Winmill, Director *                                               $225,158                   $225,158

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

                        (9)  Not applicable.

                       (10)  Material Contracts
                             (a)   Investment Management Agreements,
                                   Distribution Agreements and Plans of
                                   Distribution ("12b-1 Plans") between
                                   subsidiaries of the Company and the Funds and Non-Exclusive License Agreements between the Company and the Funds:

                                                                                                       Non-Exclusive
                                                   Management      Distribution          12b-1            License
       Fund                                         Agreement          Agreement          Plan           Agreement
(i)    Dollar Reserves, Inc.                              (1)               (1)            (1)             (3)
(ii)   Global Income Fund, Inc.                           (4)                -              -               -
(iii)  Midas Special Equities Fund, Inc.                  (1)               (1)            (1)             (3)
(iv)   Midas Fund, Inc.                                   (2)               (2)            (2)             (3)
(v)    Internet Growth Fund, Inc.                         (5)                -              -              (5)

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

                                   (5) Filed as exhibits to Form 10-KSB for the year ended December 31, 2002 and filed herein.

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

                              (t) Death Benefit Agreement as amended April 2002 filed as exhibit to Form 10-KSB for the year ended December 31, 2002 and filed herein.

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

Item 13.   Controls and Procedures

    (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.

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

                                                  WINMILL & CO. INCORPORATED



March 31, 2003       By:   /s/ William G. Vohrer
                         -------------------------------------------------------
                         William G. Vohrer
                         Chief Financial Officer, Treasurer, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 31, 2003       By:   /s/ Bassett S. Winmill
                         -------------------------------------------------------
                         Bassett S. Winmill,
                         Chairman of the Board, Director



March 31, 2003       By:   /s/ Robert D. Anderson
                         -------------------------------------------------------
                         Robert D. Anderson,
                         Vice Chairman, Director



March 31, 2003        By:   /s/ Thomas B. Winmill
                         -------------------------------------------------------
                         Thomas B. Winmill, Esq., President
                         Chief Executive Officer, General Counsel, Director



March 31, 2003       By:   /s/ Edward G. Webb, Jr.
                         -------------------------------------------------------
                         Edward G. Webb, Jr.
                         Director



March 31, 2003       By:   /s/ Charles A. Carroll
                         -------------------------------------------------------
                         Charles A. Carroll,
                         Director



March 31, 2003       By:   /s/ Mark C. Winmill
                         -------------------------------------------------------
                         Mark C. Winmill,
                         Director

                         Certification Under Section 906
                        Of The Sarbanes-Oxley Act of 2002



Certification of Periodic Financial Report
Pursuant to 18 U.S. C. Section 1350


       Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Winmill & Co. Incorporated (the "Company") certifies that the Annual Report on Form 10-KSB of the Company of the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: March 31, 2003    /s/ Thomas B. Winmill
                         -------------------------------------------------------
                         Thomas B. Winmill
                         Chief Executive Officer and President



Dated: March 31, 2003    /s/ William G. Vohrer
                         -------------------------------------------------------
                         Chief Financial Officer, Treasurer, Chief Accounting
                         Officer

               Certification- Exchange act rules 13a-14 and 15d-14



I, Thomas B. Winmill, certify that:

1. I have reviewed this annual report on Form 10-KSB of Winmill & Co. Incorporated;

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003


                              /s/ Thomas B. Winmill
                            ------------------------
                             Chief Executive Officer


               Certification- Exchange act rules 13a-14 and 15d-14



I, William G. Vohrer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Winmill & Co. Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


                              /s/ William G. Vohrer
                            ------------------------
        Chief Financial Officer, Treasurer and Chief Accounting Officier

                                INDEX TO EXHIBITS



    (3)  Exhibits

         (10)   Material Contracts

              (a) Management Agreement between Internet Growth Fund, Inc. and
                  CEF Advisers, Inc.

              (b) Non-Exclusive License Agreement between Internet Growth Fund,
                  Inc. and CEF Advisers, Inc.

              (c) Amended Death Benefit Agreement

         (11)   Statement Regarding Computation of Per Share Earnings

         (21)   Wholly-Owned Subsidiaries of the Company

       Exhibit 11 - Statement Regarding Computation of Per Share Earnings



                                                                            2002                              2001
                                                               --------------------------------        --------------------
                                                                 Basic             Diluted             Basic        Diluted

Weighted average common shares outstanding                       1,638,403        1,638,403           1,653,343    1,653,343

Weighted average common shares issuable
upon exercise of stock options under the
treasury stock method                                                 -             10,726                -            -

Weighted average common shares issuable
upon exercise of warrants under the
treasury stock method                                                 -                -                  -            -

Weighted average common shares and
common share equivalents utilized for
earnings per share computation                                  1,638,403          1,649,129          1,653,343     1,653,343



              Exhibit 21 - Wholly-Owned Subsidiaries of the Company



CEF Advisers, Inc.,
   a Delaware corporation


Investor Service Center, Inc.,
   a Delaware corporation


Midas Management Corporation,
   a Delaware corporation

                         INVESTMENT MANAGEMENT AGREEMENT



     AGREEMENT made on July 12, 2002, by and between Internet Growth Fund, Inc., a Maryland corporation (the "Fund") and CEF Advisers, Inc., a Delaware corporation (the "Investment Manager").

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

       NOW THEREFORE, in consideration of the mutual promises and agreements herein contained and other good and valuable consideration, the receipt of which is hereby acknowledged, it is hereby agreed between the parties hereto as follows:

1. The Fund hereby employs the Investment Manager to manage the investment and reinvestment of its assets, including the regular furnishing of advice with respect to the Fund's portfolio transactions subject at all times to the control and oversight of the Fund's Board of Directors, for the period and on the terms set forth in this Agreement. The Investment Manager hereby accepts such employment and agrees during such period to render the services and to assume the obligations herein set forth, for the compensation herein provided. The Investment Manager shall for all purposes herein be deemed to be an independent contractor and shall, unless otherwise expressly provided or authorized, have no authority to act for or represent the Fund in any way, or otherwise be deemed an agent of the Fund. The Investment Manager may enter into a contract ("Subadvisory Agreement") with an investment adviser in which the Investment Manager delegates to such investment adviser any or all of its duties specified in this Paragraph 1, provided that such Subadvisory Agreement meets all requirements of the 1940 Act and rules thereunder.

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

6. The Fund will pay the Investment Manager a fee for its services (the "Advisory Fee") at the annual rate of 1.00% of the Fund's average daily net assets. The Advisory Fee shall be accrued each calendar day during the term of this Agreement and the sum of the daily fee accruals shall be paid monthly as soon as practicable following the last day of each month. The daily fee accruals will be computed by multiplying 1/365 by the annual rate and multiplying the product by the net asset value of the Fund as determined in accordance with the Fund's registration statement as of the close of business on the previous day on which the American Stock Exchange (or such other exchange on which the Fund's shares are principally traded) was open for business, or in such other manner as the parties agree. The Investment Manager may from time to time and for such periods as it deems appropriate reduce its compensation and/or assume expenses of the Fund. If this Agreement becomes effective or terminates before the end of any month, the fee for the period from the effective date to the end of the month or from the beginning of such month to the date of termination, as the case may be, shall be pro-rated according to the proportion which such period bears to the full month in which such effectiveness or termination occurs.

7. The Investment Manager shall direct portfolio transactions to broker/dealers for execution on terms and at rates which it believes, in good faith, to be reasonable in view of the overall nature and quality of services provided by a particular broker/dealer, including brokerage and research services and sales of shares of the Fund and shares of other investment companies or series thereof for which the Investment Manager or an affiliate thereof serves as investment adviser. The Investment Manager may also allocate portfolio transactions to broker/dealers that remit a portion of their commissions as a credit against Fund expenses. With respect to brokerage and research services, the Investment Manager may consider in the selection of broker/dealers brokerage or research provided and payment may be made of a fee higher than that charged by another broker/dealer which does not furnish brokerage or research services or which furnishes brokerage or research services deemed to be of lesser value, so long as the criteria of Section 28(e) of the Securities Exchange Act of 1934, as amended, or other applicable laws are met. Although the Investment Manager may direct portfolio transactions without necessarily obtaining the lowest price at which such broker/dealer, or another, may be willing to do business, the Investment Manager shall seek the best value for the Fund on each trade that circumstances in the market place permit, including the value inherent in on-going relationships with quality brokers. To the extent any such brokerage or research services may be deemed to be additional compensation to the Investment Manager from the Fund, it is authorized by this Agreement. The Investment Manager may place brokerage for the Fund through an affiliate of the Investment Manager, provided that: the Fund not deal with such affiliate in any transaction in which such affiliate acts as principal; the commissions, fees or other remuneration received by such affiliate be reasonable and fair compared to the commissions, fees or other remuneration paid to other brokers in connection with comparable transactions involving similar securities being purchased or sold on a securities exchange during a comparable period of time; and such brokerage be undertaken in compliance with applicable law. The Investment Manager's fees under this Agreement shall not be reduced by reason of any commissions, fees or other remuneration received by such affiliate from the Fund.

8. A. This Agreement shall become effective upon the date hereinabove written provided that this Agreement shall not take effect unless it has first been approved (i) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and
     (ii) by vote of a majority of the Fund's outstanding voting securities.

     B. Unless sooner terminated as provided herein, this Agreement shall continue in effect for two years from the above written date.
          Thereafter, if not terminated, this Agreement shall continue automatically for successive periods of twelve months each, provided that such continuance is specifically approved at least annually (i) by a vote of a majority of the Directors of the Fund who are not parties to this Agreement, or interested persons of any such party and
          (ii) by the Board of Directors of the Fund or by vote of a majority of the outstanding voting securities of the Fund.

     C. This Agreement may be terminated without penalty at any time either by vote of the Board of Directors of the Fund or by vote of a majority of the Fund's outstanding voting securities on 60 days' written notice to the Investment Manager, or by the Investment Manager on 60 days' written notice to the Fund. This Agreement shall immediately terminate in the event of its assignment.

9. The Investment Manager shall not be liable to the Fund or any shareholder of the Fund for any error of judgment or mistake of law or for any loss suffered by the Fund or the Fund's shareholders in connection with the matters to which this Agreement relates, but nothing herein contained shall be construed to protect the Investment Manager against any liability to the Fund or the Fund's shareholders by reason of willful misfeasance, bad faith, or gross negligence in the performance of its duties or by reason of its reckless disregard of obligations and duties under this Agreement.

10. As used in this Agreement, the terms "interested person," "assignment," and "majority of the outstanding voting securities" shall have the meanings provided therefore in the 1940 Act, and the rules and regulations thereunder.

11. This Agreement constitutes the entire agreement between the parties hereto and supersedes any prior agreement, with respect to the subject hereof whether oral or written. If any provision of this Agreement shall be held or made invalid by a court or regulatory agency, decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby.

12. This Agreement shall be construed in accordance with and governed by the laws of the State of New York, provided, however, that nothing herein shall be construed in a manner inconsistent with the 1940 Act or any rule or regulation promulgated thereunder.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

ATTEST:                                            INTERNET GROWTH FUND, INC.



/s/ Monica Pelaez                           By:    /s/ Thomas B. Winmill
---------------------------------                  -----------------------------



ATTEST:                                            CEF ADVISERS, INC.



/s/ Irene K. Kawczynski                     By:    /s/ William G. Vohrer
---------------------------------                  -----------------------------

                         NON-EXCLUSIVE LICENSE AGREEMENT

       AGREEMENT dated as of December 11, 2002 between WINMILL & CO. INCORPORATED, a Delaware corporation (the "Licensor") and INTERNET GROWTH FUND, INC., a Maryland corporation (the "Licensee").
                                      -49-


                               W I T N E S S E T H


       WHEREAS, the Licensor is the owner of all right, title and interest in and to the service mark listed on Schedule A hereto, as such Schedule may be amended from time to time, (hereinafter collectively referred to as the "Licensed Mark"), and

       WHEREAS, the Licensee has requested a non-exclusive license to use the Licensed Mark in connection with its corporate activities,

       NOW, THEREFORE, the parties hereto agree as follows:

  1. The Licensor grants to the Licensee the non-exclusive right to use the Licensed Mark in connection with its activities as an investment company.

  2. The grant of the license provided for in paragraph 1 herein is personal, indivisible, non-exclusive and not subject to succession or transfer.

  3. The Licensee agrees to follow all rules reasonably imposed by the Licensor to protect the Licensor's rights in the Licensed Mark.

  4. The Licensee agrees that the nature and quality of all services rendered by the Licensee in connection with the Licensed Mark shall conform to standards set by the Licensor and be under control of the Licensor.

  5. The license may be withdrawn by the Licensor at any time, in its sole discretion and without prior notice, in which case the Licensee shall have no further right whatsoever to use the Licensed Mark and the Licensee's shareholders, officers and directors shall promptly take whatever action may be necessary to eliminate all use of and reference to the Licensed Mark in the Licensor's name and otherwise.

  6. In the event of termination as provided for in paragraph 5 herein, the Licensee agrees to promptly do all such acts and things as may be necessary to terminate its use of the Licensed Mark and will, after such termination, make no further reference to the Licensed Mark or any confusingly similar term in its business.

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


                                                   WINMILL & CO. INCORPORATED



                                            By:
                                                   -----------------------------




                                                   INTERNET GROWTH FUND, INC.



                                            By:
                                                   -----------------------------





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

       Article SECOND:     Death Benefit

       The Employer agrees to pay as a death benefit the Annual Death Benefit Sum in semi-monthly installments to the Employee's Spouse each year during her lifetime. The first installment shall be due the first day of the month next following the Employee's death. In no event shall the Employee or his estate have any right to receive the, death benefit or any installments described herein or in any way to alter the receipt of such semi-monthly installments.

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

       Article FOURTH:     Non-Alienability

       Neither the Employee nor the Employee's Spouse under this Agreement shall have the power or right to transfer, assign, anticipate, mortgage, commute, or otherwise encumber in advance any installment payable hereunder, nor shall any said monthly installment be subject to seizure for the payment of any debts or judgments or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the foregoing restriction is violated, all installments shall cease and terminate.

       Article FIFTH:      Participation in Other Plans

       Nothing contained in this Agreement shall be construed to alter, abridge or in any manner affect the rights and privileges of the Employee to participate in any pension or profit-sharing plan that the Employer may now or hereafter provide.

       Article SIXTH:      Benefits and Burdens

       This Agreement shall be binding upon and inure to the benefit of the Employee and the Employee's Spouse and it shall be binding, on the Employer and any successor organization which shall succeed to substantially all of the Employer s assets.

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

       IN WITNESS WHEREOF, the Employer has caused its name to be here under executed by its duly authorized officer, duly attested by its Secretary, and the Employee has hereunto set his hand seal the day and year first above written.

                                                     WINMILL & CO. INCORPORATED



Attest:  /s/                                         By:    /s/
            ----------------                                  ------------------




                                                     /s/                  (L.S.)
                                                        ------------------------
                                                     Bassett S. Winmill