Form 10-Q
period 2003-03-31
WINMILL & CO INC
filed 2003-05-15
CIK 52234

As filed with the Securities and Exchange Commission on May 15, 2003



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X           Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       or

 _____         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the Transition Period From _____________ to ____________


For Quarter Ended March 31, 2003                  Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                              13-1897916
--------------------------------------------------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        11 Hanover Square, New York, New York            10005
--------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)


                                  212-785-0900
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2003, were as follows:

     Class A Common Stock non-voting, par value $.01 per share - 1,588,520 shares

     Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003




                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed Consolidated Balance Sheet
       - (Unaudited) March 31, 2003                                            3

     Condensed Consolidated Statements of Income (Loss)
       - (Unaudited) Three Months Ended March 31, 2003
          and March 31, 2002                                                   4

     Condensed Consolidated Statements of Cash Flows
       - (Unaudited) Three Months Ended
          March 31, 2003 and March 31, 2002                                    5

     Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       12

     Item 3.  Controls and Procedures                                         14

PART II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders During
              First Quarter of the Year Ended December 31, 2003               15

     Item 6.  Exhibits and Reports on Form 8-K                                15


      CERTIFICATION SIGNATURE                                                 18

                           WINMILL & CO. INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)



                                     ASSETS

Current Assets:
  Cash and cash equivalents                                        $   1,270,350
  Marketable securities (Note 2)                                       5,097,077
  Other receivables                                                      119,898
  Prepaid expenses and other assets                                       91,384
                                                                         -------
  Refundable income tax                                                  173,294
                                                                    ------------
    Total Current Assets                                               6,752,003
                                                                    ------------

Equipment, furniture and fixtures, net                                    58,262
Intangible assets, net                                                   622,294
Deferred income taxes (Note (8)                                          116,500
Other                                                                    413,002
                                                                    ------------
                                                                       1,210,058

      Total Assets                                                  $  7,962,061
                                                                    ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
 Accounts payable and accrued liabilities                                179,835
                                                                     -----------
  Total Current Liabilities                                              179,835
                                                                     -----------

Shareholders' Equity: (Notes 2,4,5,and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,628,320 shares issued                                            16,283
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                  200
   Additional paid-in capital                                         6,807,986
   Retained earnings                                                  1,537,808
   Notes receivable for common stock issued                            (521,610)
   Accumulated other comprehensive (Loss)                                  (333)
                                                                   ------------
                                                                      7,840,334
Less treasury stock                                                     (58,108)
                                                                    -----------

      Total Shareholders' Equity                                      7,782,226
                                                                   ------------

      Total Liabilities and Shareholders' Equity                   $  7,962,061
                                                                   ============


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                                                                Three Months Ended March 31,

                                                                                 2003                   2002
                                                                                 ----                   ----

Revenues:
  Management, distribution and other fees                                   $   336,882              $ 343,616
  Dividends, interest and other                                                  38,647                 63,972
                                                                            -----------             ----------
  Revenue before net realized and unrealized
   (losses)gains from proprietary securities trading                            375,529                407,588
  Net realized and unrealized (losses) gains
   from proprietary securities trading                                         (223,406)               317,184
                                                                            -----------             ----------
                                                                                152,123                724,772

Expenses:
  General and administrative                                                    181,763                230,463
  Marketing                                                                      99,633                124,652
  Expense reimbursements to the Funds (Note 9)                                   38,538                 49,450
  Professional fees                                                              17,000                 38,440
  Amortization and depreciation                                                  17,059                  8,919
                                                                            -----------             ----------
                                                                                353,993                451,924
                                                                            -----------             ----------

Income (loss) before income taxes                                              (201,870)               272,848
Income taxes (Credit) provision (Note 8)                                        (89,800)               104,750
                                                                            -----------             ----------

Net Income (loss)                                                            $ (112,070)             $ 168,098
                                                                            ===========             ==========

Per share data:
  Basic
         Net income (loss)                                                  $     (0.07)                $ 0.10

  Diluted
         Net income (loss)                                                  $     (0.07)                $ 0.10

Average Shares Outstanding:
  Basic                                                                       1,588,820              1,628,320
  Diluted                                                                     1,588,820              1,628,925

  See accompanying notes to the consolidated financial statements.


                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three Months Ended March 31,

                                                                                 2003                   2002
                                                                                 ----                   ----

Cash Flows from Operating Activities:
 (Loss)net income                                                           $  (112,070)           $   168,098
                                                                             -----------            ----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                                 16,690                  8,918
   Unrealized (gain) on proprietary securities trading                          223,743               (266,134)
   Cash value of life insurance                                                  (8,234)                (8,250)
   Other                                                                           (493)                 1,465

   (Increase) decrease in:
     Management, distribution and other fees receivable                          51,372                (13,705)
     Interest, dividends, and other receivables                                    (579)                56,540
     Prepaid expenses and other assets                                            8,731                 18,374
     Deferred tax asset (credit)                                                (94,500)               127,300
    Increase (decrease) in:
     Accounts payable                                                           (10,987)                 1,955
     Accrued professional fees                                                   (3,550)               (10,672)
     Accrued payroll and other related costs                                    (25,000)               (25,104)
     Accrued other expenses                                                       1,956                (39,604)
                                                                             ----------             ----------
    Total adjustments                                                           159,149               (148,917)
                                                                             ----------             ----------
    Net cash from operating activities                                           47,079                 19,181
                                                                             ----------             ----------

Cash Flows from Investing Activities:

     Proprietary securities trading sales                                           864                   -
     Proprietary securities trading purchases                                   (34,603)               (92,092)
     Capital expenditures                                                        (2,949)                  -
                                                                             ----------             ----------
     Net cash from investing activities                                         (36,688)                92,092
                                                                             ----------             ----------
Cash Flows from Financing Activities:

     Repayment of notes receivable                                                5,431                   -
                                                                             ----------              ---------
     Net cash from financing activities                                           5,431                   -
                                                                             ----------              ---------

         Net increase (decrease) in cash and cash equivalents                    15,822                (72,911)

Cash and Cash Equivalents:

  At beginning of period                                                      1,254,528              2,443,693
                                                                             ----------             ----------

  At end of period                                                           $1,270,350             $2,370,782
                                                                             ==========             ==========



Supplemental disclosure: The Company paid no Federal income taxes during the three months ended March 31, 2003 and 2002.

See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

     CASH AND CASH EQUIVALENTS

     Investments in money market funds are considered to be cash equivalents. At March 31, 2003, the Company and subsidiaries had invested approximately $975,000 in an affiliated money market fund.

     MARKETABLE SECURITIES

     Marketable securities held by the Company and its non-broker/dealer subsidiaries are considered to be "available-for-sale" and are marked to market with the unrealized gain or loss included in stockholders' equity. Marketable securities held by the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

     INCOME TAXES

     The Company's method of accounting for income taxes conforms to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. The Company and its wholly owned subsidiaries file consolidated income tax returns.

     EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives, 3 to 10 years. At March 31, 2003 accumulated depreciation amounted to approximately $826,900.

     INTANGIBLE ASSETS

     The Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in 2002. In accordance with SFAS 142, intangible assets with a finite useful life are amortized over the useful life. In addition, intangible assets are reviewed for impairment and the remaining useful life evaluated at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. As such, the Company has amortized its intangible assets over fifteen years using the straight-line method. At March 31, 2003, accumulated amortization on intangible assets amounted to approximately $188,400.

     COMPREHENSIVE INCOME

     The Company discloses comprehensive income in the financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities, which is reported as other comprehensive income in shareholders' equity.

     SEGMENT INFORMATION

     The Company's operating segments were organized around activities and are classified into two groups - fund services and proprietary trading. 7

     EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                         March 31,
                                                                                 ---------------------------
                                                                                 2003                   2002
                                                                                 ----                   ----
     Numerator for basic and diluted earnings per share:
       Net (loss) income                                                    $  (112,070)           $   168,098

     Denominator:
      Denominator for basic earnings per share
       weighted-average shares                                                1,588,820              1,628,320
      Effect of dilutive securities:
       Employee Stock Options                                                     -                        605
                                                                            -----------             ----------

     Denominator for diluted earnings per share
      adjusted weighted-average shares and
      assumed conversions                                                     1,588,820              1,628,925
                                                                             ==========             ==========

2.   MARKETABLE SECURITIES

     At March 31, 2003, marketable securities, at market, consisted of

     Broker/dealer subsidiary
      Affiliated investment companies                          $4,257,870
      Equity securities                                           836,888
                                                               ----------

        Total broker/dealer's securities (cost $5,306,078)      5,094,758
                                                               ----------

      Other companies' available-for-sale securities
       Unaffiliated investment companies                            2,319
                                                               ----------

        Total available-for-sale securities (cost $2,652)           2,319
                                                                ---------

                                                               $5,097,077
                                                               ==========

     At March 31, 2003, the Company had $333, net of deferred income taxes, of unrealized losses on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity. Included in the broker/dealer's holding of affiliated investment companies are $2,360,257 of (approximately 25% of outstanding) shares of Bexil Corporation and $1,627,397 of (approximately 20% of outstanding) shares of Tuxis Corporation, both of which have received shareholder approval to change from registered investment companies to operating companies.


3.   LEASE COMMITMENTS

     The Company leases office space under a lease that expires December 31, 2003. The rent is approximately $109,000 per annum including electricity.

4.   SHAREHOLDERS' EQUITY

     The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of March 31, 2003, none of the Preferred Stock was issued.

5.   NET CAPITAL REQUIREMENTS

     The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At March 31, 2003, the subsidiary had: net capital of approximately $4,610,800; net capital requirements of $100,000; excess net capital of approximately $4,510,800; and the ratio of aggregate indebtedness to net capital was approximately
     0.03 to 1.

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

     The Company applies APB Opinion 25 and related interpretations in according for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Pro forma compensation cost for the Company's plan is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                   Three Months Ended March 31,
                                                     2003                 2002
                                                   -------              --------
Net(loss) income       As Reported               $ (112,070)           $ 168,098
                        Pro forma                $ (112,070)           $ 164,002
Earning per share
  Basic                As Reported                $   (0.07)           $    0.10
                        Pro forma                     (0.07)           $    0.10

  Diluted              As Reported                $   (0.07)           $    0.10
                        Pro forma                     (0.07)           $    0.10

     The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

     A summary of the status of the Company's stock option plan as of March 31, 2003 and changes during the period ending on that date is presented below:

                                                                        Weighted
                                            Number                       Average
                                             of                         Exercise
Stock Options                               Shares                         Price
-------------                              --------                     --------
Outstanding at December 31, 2002            281,500                        $1.59
Outstanding at March 31, 2003               281,500                        $1.59

     There were 281,500 options exercisable at March 31, 2003 with a weighted-average exercise price of $1.59. There were no options granted during the three months ended March 31, 2003.

     The following table summarizes information about stock options outstanding at March 31, 2003:

                                       Options Outstanding
                     -----------------------------------------------------------
   Range of              Number               Remaining         Weighted-Average
Exercise Prices       Outstanding         Contractual Life       Exercise Price

$1.50 - $1.60          121,500              3.15 years             $1.50
$1.60 - $1.66          160,000              3.32 years             $1.65

     In connection with the exercise of the options, the Company received from certain officers notes with an interest rates ranging from 2.45% to 2.48% per annum payable December 15, 2004. The balance of the notes at March 31, 2003 was $521,610, which was classified as "notes receivable for common stock issued."

7.   PENSION PLAN

     The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 2003 and March 31, 2002 were $11,565 and $12,420, respectively.

8.   INCOME TAXES

     The provision (benefit) for income taxes for the three months ended March 31, 2003 and 2002 are as follows:

                                                         2003        2002
     Current                                             ----        ----
       Federal                                      $   4,000    $ (19,350)
       State and local                                    700       (3,200)
                                                       ------    ---------
                                                        4,700      (22,550)
     Deferred                                         (94,500)     127,300
                                                     --------    ---------
                                                    $ (89,800)   $ 104,750
                                                    =========    =========

     Deferred tax assets of $116,500 are comprised primarily of unrealized losses on investments at March 31, 2003.

9.   RELATED PARTIES

     All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the quarter ended March 31, 2003 and 2002, the Funds paid approximately $9,900 and $12,500 respectively, for record keeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for record keeping services are included in management, distribution and other fees on the income statement.

     In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of $38,538 and $49,450 for the quarter ended March 31, 2003 and 2002, respectively.

     Certain officers of the Company also serve as officers and/or directors of the Funds.

     Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 2003, the policy had a cash surrender value of approximately $282,400 and is included in other assets in the balance sheet.


10.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The following details selected financial information by business segment.

                                                 Fund        Proprietary
     March 31, 2003                        Services        Trading              Total
                                        ---------------------------------------------
     Revenues                           $   350,599     $  (198,476)     $    152,123
     Income (loss) from operations          126,013        (327,883)         (201,870)
     Depreciation and amortization            1,283           2,276             3,559
     Capital expenditures                     2,949             -               2,949
     Gross Identifiable Assets            2,874,936       5,101,625         7,976,561


                                             Fund        Proprietary
     March 31, 2002                        Services        Trading              Total
                                        ---------------------------------------------

     Revenues                           $   309,231     $   415,541      $    724,772
     Income (loss) from operations           57,790         215,058           272,848
     Depreciation and amortization            6,760           2,159             8,919
     Capital expenditures                       -               -                 -
     Gross Identifiable Assets            3,397,878       4,804,114         8,201,992

11.  CONTINGENCIES

     From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of March 31, 2003, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

     The Company has a Death Benefits Agreement ("Agreement") with the Company's Chairman, which was entered into in 1994 and amended in 2002. Following his death, the Agreement provides for annual payments, equal to 80% of his average annual compensation received from the Company, its affiliates, subsidiaries and other related entities for the three year period prior to his death subject to certain adjustments to his wife until her death. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

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

Total revenues decreased $572,649 or 79%, which was primarily due to a decrease in net realized and unrealized gains on investments, management, distribution and other fees and dividends, interest and other. In the three months ended March 31, 2003 the Company had net realized and unrealized losses of $223,406 from proprietary securities trading as compared to a gain of $317,104 in the three months ended March 31, 2002. Management, distribution and other fees decreased $6,734 or 2% due to lower net assets in the Funds. Net assets under management were less in the three months ended March 31, 2003 versus March 31, 2002. Net assets were approximately $125 million at March 31, 2002, $123 million at June 30, 2002, $129 million at September 30, 2002, $129 million at December 31, 2002, and $115 million at March 31, 2003.

Total expenses decreased $97,931 or 22% over this period of last year. General and administrative expenses decreased $48,700 or 21% due to lower employee costs. Amortization and depreciation expense increased $8,140. Marketing expense decreased $25,019 or 20% due to lower fulfillment and printing costs. Expense reimbursement to the Funds decreased $10,912 or 22%. Professional fees decreased $21,440 or 56%.

Net loss for the period was $112,070 or $.07 per share on a diluted basis as compared to net income of $168,096 or $.10 per share on a diluted basis for March 31, 2002.

Liquidity and Capital Resources

The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                            March 31, 2003             December 31, 2002
                            --------------             -----------------
Working Capital                $6,572,168                    $6,768,292
Total Assets                   $7,962,061                    $8,106,436
Long-Term Debt                      -                             -
Shareholders' Equity           $7,782,226                    $7,889,020


Working capital, total assets and shareholders' equity decreased $196,124, $144,375 and $106,794, respectively, for the three months ended March 31, 2003.

Working capital, total assets and shareholders' equity decreased primarily due to net loss in the first quarter of 2003.

As discussed previously, significant changes in the securities markets can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.

Effects of Inflation and Changing Prices

Since the Company derives most of its revenues from fund services and proprietary securities trading, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenue from continuing operations.

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

The Company's operating results will also depend on the results of Bexil and Tuxis held by the Company's broker/dealer subsidiary. Fluctuations in the values of these holdings, resulting in unrealized gains and losses, will be included in earnings.

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

Part II. Other Information

Items 4. Submission of Matters to a Vote of Security Holders During First Quarter of the Year Ended December 31, 2003.

     At the annual meeting of Class B shareholder held March 11, 2003, the following matters were unanimously approved: the ratification of Tait, Weller & Baker as the independent accountants of the Company and the election of Robert
D. Anderson, Bassett S. Winmill, Charles A. Carroll, Mark C. Winmill, Edward G. Webb, Jr. and Thomas B. Winmill as directors of the Company.


Item 6. Exhibits and Reports on Form 8-K

     No report on Form 8-K was filed during the quarter covered by this report.

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

                                          WINMILL & CO. INCORPORATED



Dated: May 15, 2003                       By:/s/ William G. Vohrer
                                             ----------------------
                                                 William G. Vohrer
                                                 Treasurer, Chief Accounting
                                                 Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: May 15, 2003                          /s/ Bassett S. Winmill
                                             ----------------------
                                                 Bassett S. Winmill
                                                 Chairman of the Board, Director


Dated: May 15, 2003                          /s/ Robert D. Anderson
                                             ----------------------
                                                 Robert D. Anderson
                                                 Vice Chairman, Director

Dated: May 15, 2003                          /s/ Thomas B. Winmill
                                             ---------------------
                                                 Thomas B. Winmill, Esq.
                                                 President, General Counsel,
                                                 Director


Dated: May 15, 2003                          /s/ Charles A. Carroll
                                             ----------------------
                                                 Charles A. Carroll
                                                 Director


Dated: May 15, 2003                          /s/ Edward G. Webb, Jr.
                                             -----------------------
                                                 Edward G. Webb, Jr.
                                                 Director


Dated: May 15, 2003                          /s/ Mark C. Winmill
                                             -------------------
                                                 Mark C. Winmill
                                                 Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




     The Board of Directors and Shareholders of Winmill & Co. Incorporated

     We have reviewed the accompanying balance sheet and statements of income
     (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of March 31, 2003 and for the three-month period there ended. These financial statements are the responsibility of the company's management.

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

     Philadelphia, Pennsylvania
     May 15, 2003

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


Date: May 15, 2003


                              /s/ Thomas B. Winmill
                             Chief Executive Officer

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


Date: May 15, 2003


                              /s/ William G. Vohrer
                             Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
May 15, 2003

                          CFO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
G. Vohrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/William G. Vohrer
William G. Vohrer
Chief Financial Officer
May 15, 2003