Form 10QSB
period 2003-06-30
WINMILL & CO INC
filed 2003-08-18
CIK 52234

As filed with the Securities and Exchange Commission on August 14, 2003
     -----------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X         Quarterly Report Pursuant to Section 13 or 15(d) of the
-------
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       or

 _____     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________


For Quarter Ended June 30, 2003                  Commission File Number  0-9667


                           WINMILL & CO. INCORPORATED
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                     13-1897916
--------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


  11 Hanover Square, New York, New York                      10005
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)


                                  212-785-0900
 ------------------------------------------------------------------------------
                (Company's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   -------    -------


     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2003, were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,588,520 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003




                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Condensed Consolidated Balance Sheet
       - (Unaudited) June 30, 2003                                             3

     Condensed Consolidated Statements of Income (Loss)
       - (Unaudited) Six Months Ended June 30, 2003
          and June 30, 2002                                                    4

     Condensed Consolidated Statements of Cash Flows
       - (Unaudited) Six Months Ended
          June 30, 2003 and June 30, 2002                                      5

     Notes to Consolidated Financial Statements (Unaudited)                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       13

     Item 3.  Controls and Procedures                                         15

PART II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders During
              Second Quarter of the Year Ended December 31, 2003              15

     Item 6.  Exhibits and Reports on Form 8-K                                16


     CERTIFICATION SIGNATURE                                                  19

                           WINMILL & CO. INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)



                                     ASSETS

Current Assets:
  Cash and cash equivalent                                        $   1,274,654
  Marketable securities (Note 2)                                      5,982,587
  Other receivables                                                     150,253
  Prepaid expenses and other assets                                      69,137
  Refundable income tax                                                 173,294
                                                                   -------------
      Total Current Assets                                            7,649,925
                                                                   -------------


Equipment, furniture and fixtures, net                                   58,914
Intangible assets, net                                                  608,795
Other                                                                   423,452
                                                                   -------------
                                                                      1,091,161

      Total Assets                                                $   8,741,086
                                                                   =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
 Accounts payable and accrued liabilities                               178,566
                                                                   -------------
  Total Current Liabilities                                             178,566
                                                                   -------------

                                                                        239,000

      Total Liabilities                                                 417,566
                                                                   -------------

Shareholders' Equity: (Notes 2,4,5, and 6)

Common Stock, $.01 par value
Class A, 10,000,000 shares authorized
    1,588,520 shares issued and outstanding                              15,885
Class B, 20,000 shares authorized;
    20,000 shares issued and outstanding                                    200
Additional paid-in capital                                            6,750,276
Retained earnings                                                     2,069,700
Notes receivable for common stock issued                               (512,649)
Accumulated other comprehensive gain                                        108
                                                                   -------------
Total Shareholders' Equity                                            8,323,520
                                                                   -------------
Total Liabilities and Shareholders' Equity                         $  8,741,086
                                                                   =============


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months                       Six Months
                                                            Ended June 30,                     Ended June 30,

                                                       2003               2002             2003              2002
                                                       ----               ----             ----              ----
Revenues:
Management, distribution and other fees           $  333,638          $  367,757       $  670,520        $  711,373
Dividends, interest and other                         40,739              58,433           79,386           122,405
Net unrealized appreciation of publicly
   held affiliates and unrealized and
   realized gains on proprietary trading             872,038              21,998          648,631           339,182
                                                   ----------          ----------       ----------        ---------

                                                   1,246,415             448,188        1,398,537         1,172,960

Expenses:
  General and administrative                         169,647             229,458          351,409           459,921
  Marketing                                          102,798             122,530          202,431           247,182
  Expense reimbursements to the Funds (Note 9)        38,549              46,279           77,087            95,729
  Professional fees                                   17,000              33,640           34,000            72,080
  Amortization and depreciation                       17,129               6,244           34,188            15,163
                                                  -----------         -----------        ---------         --------
                                                     345,123             438,151          699,115           890,075
                                                  -----------         -----------        ---------         --------

Income before income taxes                           901,292              10,037          699,422           282,885
Income taxes provision (Note 8)                      369,400               2,550          279,600           107,300
                                                  -----------         -----------        --------          --------

Net income                                       $   531,892          $    7,487       $  419,822         $ 175,585
                                                  ===========          ==========       =========          ========

Per share net income:

  Basic                                          $      0.33          $     0.00       $     0.26         $    0.11
  Diluted                                        $      0.32          $     0.00       $     0.26         $    0.11


Average shares outstanding:

  Basic                                            1,608,520           1,648,320        1,608,520         1,648,320
  Diluted                                          1,643,652           1,648,925        1,633,033         1,649,529

  See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       Six Months Ended June 30,

                                                                          2003           2002
                                                                          ----           ----
Cash Flows from Operating Activities:
 Net income                                                           $  419,822     $  175,585
                                                                      -----------    ----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                          34,188         18,541
   Net unrealized (appreciation) of publicly held
    affiliates and on proprietary securities trading                    (648,631)      (241,888)
   Cash value of life insurance                                          (16,530)       (16,500)
   Other                                                                  (2,228)            -

   (Increase) decrease in: Management, distribution and other
      fees receivable                                                     21,595        (10,785)
     Interest, dividends, and other receivables                           (1,157)       (11,902)
     Prepaid expenses and other assets                                    30,979         22,174
     Deferred tax credits                                                261,000        137,300
   Increase (decrease) in:
     Accounts payable                                                     (9,584)        (6,010)
     Accrued professional fees                                           (22,125)       (16,614)
     Accrued payroll and other related costs                             (25,000)        (6,066)
     Accrued other expenses                                               17,860        (50,434)
                                                                      -----------    -----------
   Total adjustments                                                    (359,633)      (182,184)
                                                                      -----------    -----------

   Net cash from operating activities                                     60,189         (6,599)
                                                                      -----------    -----------

Cash Flows from Investing Activities:

     Proprietary securities trading                                       22,747          6,726
     Proprietary securities trading purchases                            (69,602)      (197,672)
     Capital expenditures                                                 (7,600)       (18,875)
                                                                      -----------    -----------

   Net cash from investing activities                                    (54,455)      (209,821)
                                                                      -----------    -----------

Cash Flows from Financing Activities:

     Repayment of notes receivable                                        14,392         58,422
                                                                      -----------    -----------

     Net cash provided by financing activities                            14,392         58,422
                                                                      -----------    -----------

         Net increase (decrease) in cash and cash equivalents             20,126       (157,998)

Cash and Cash Equivalents:

  At beginning of period                                               1,254,528      2,443,693
                                                                      -----------    -----------

  At end of period                                                    $1,274,654     $2,285,695
                                                                      ===========    ===========

Supplemental disclosure: The Company paid no Federal income taxes during the six months ended June 30, 2003 and 2002.

See accompanying notes to the consolidated financial statements.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED June 30, 2003 and 2002
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Winmill & Co. Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (three open-end funds), two closed-end funds, and proprietary securities trading. Its publicly held affiliates' businesses include insurance services and real estate.

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

CASH AND CASH EQUIVALENTS

Investments in money market funds are considered to be cash equivalents. At June 30, 2003, the Company and subsidiaries had invested approximately $975,000 in an affiliated money market fund.

MARKETABLE SECURITIES

Marketable securities held by the Company and its non-broker/dealer subsidiaries are considered to be "available-for-sale" and are marked to market with unrealized gains or losses included in stockholders' equity. Marketable securities held by the broker/dealer subsidiary are marked to market with unrealized gains and losses included in earnings.

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

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives, 3 to 10 years. At June 30, 2003 accumulated depreciation amounted to approximately $830,100.

INTANGIBLE ASSETS

The Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in 2002. In accordance with SFAS 142, intangible assets with a finite useful life are amortized over the useful life. In addition, intangible assets are reviewed for impairment and the remaining useful life evaluated at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. As such, the Company has amortized its intangible assets over fifteen years using the straight-line method. At June 30, 2003, accumulated amortization on intangible assets amounted to approximately $201,900.

COMPREHENSIVE INCOME

The Company discloses comprehensive income in the financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities, which is reported as other comprehensive income in shareholders' equity.

SEGMENT INFORMATION

The Company's operating segments were organized around activities and are classified into three groups - fund services, investment in publicly held affiliates and proprietary trading.

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months                           Six Months
                                                              Ended June 30,                       Ended June 30,
                                                             ----------------                     ---------------
                                                         2003             2002                2003               2002
                                                         ----             ----                ----               ----

Numerator for basic and diluted earnings per share:
   Net income                                        $  531,892       $    7,487          $  419,822         $  175,585

  Denominator:
   Denominator for basic
   earnings per share:
    weighted-average shares                           1,608,520        1,648,320           1,608,520          1,648,320
   Effect of dilutive securities:
    Employee Stock Options                               35,132              605              24,513              1,209
                                                      ---------        ---------           ---------          ---------

  Denominator for diluted
  earnings per share:
   adjusted weighted-average shares
   and assumed conversion                             1,643,652        1,648,925           1,633,033          1,649,529
                                                     ==========       ==========          ==========         ==========


2.   MARKETABLE SECURITIES

      At June 30, 2003, marketable securities, at market, consisted of:

      Broker/dealer subsidiary
       Publicly held affiliates                                       $5,014,405
       Proprietary trading                                               965,549
                                                                      ----------

         Total broker/dealer's securities (cost $5,313,173)            5,979,954
                                                                      ----------

      Other companies' available-for-sale securities
       Unaffiliated investment companies                                   2,633
                                                                      ----------

              Total available-for-sale securities (cost $2,525)            2,633
                                                                      ----------
                                                                      $5,982,587


At June 30, 2003, the Company had $108 of unrealized gain on "available-for-sale securities" which is reported as a separate component of consolidated shareholders' equity. Included in the broker/dealer's holding of affiliated investment companies are $3,034,523 of (approximately 25% of outstanding) shares of Bexil Corporation and $1,698,098 of (approximately 20% of outstanding) shares of Tuxis Corporation, both of which have received Board of Director and shareholder approval to change from registered investment companies to operating companies.


3.   LEASE COMMITMENTS

The Company leases office space under a lease that expires December 31, 2003. The rent is approximately $109,000 per annum including electricity.


4.   SHAREHOLDERS' EQUITY

The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has

1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of June 30, 2003, none of the Preferred Stock was issued.

5.   NET CAPITAL REQUIREMENTS

The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At June 30, 2003, the subsidiary had: net capital of approximately $5,001,700; net capital requirements of $100,000; excess net capital of approximately $4,901,700; and the ratio of aggregate indebtedness to net capital was approximately 0.08 to 1.

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

                                                      Three Months                        Six Months
                                                     Ended June 30,                     Ended June 30,
                                                     --------------                     --------------
                                               2003                2002             2003            2002
                                               ----                ----             ----            ----
Net(loss) income    As Reported             $ 513,892             $7,487          $419,822        $175,585
                     Pro forma              $ 513,892             $3,918          $419,822        $167,921
Earning per share
         Basic      As Reported             $    0.33             $ 0.00          $   0.26        $   0.11
                     Pro for                $    0.33             $ 0.00          $   0.26        $   0.10

         Diluted    As Reported             $    0.32             $ 0.00          $   0.26        $   0.11
                     Pro for                $    0.32             $ 0.00          $   0.26        $   0.10

The fair value of each option grant is estimated as of the date of grant using the Black- Scholes option-pricing model.

A summary of the status of the Company's stock option plan as of June 30, 2003 and changes during the period ending on that date is presented below:

                                                                       Weighted
                                                Number                  Average
                                                  of                   Exercise
Stock Options                                   Shares                   Price

Outstanding at December 31, 2002                281,500                  $1.59
Outstanding at June 30, 2003                    281,500                  $1.59

       There were 281,500 options exercisable at June 30, 2003 with a weighted-average exercise price of $1.59. There were no options granted during the six months ended June 30, 2003.

       The following table summarizes information about stock options outstanding at June 30, 2003:

                               Options Outstanding
           -----------------------------------------------------------

                                       Weighted-Average
    Range of             Number           Remaining           Weighted-Average
 Exercise Prices       Outstanding     Contractual Life        Exercise Price

 $1.50 - $1.60           121,500          2.89 years                $1.50
 $1.60 - $1.66           160,000          3.05 years                $1.65

In connection with the exercise of the options, the Company received from certain officers notes with an interest rates ranging from 2.45% to 2.48% per annum payable December 15, 2004. The balance of the notes at June 30, 2003 was $512,649, which was classified as "notes receivable for common stock issued."

7.   PENSION PLAN

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the six months ended June 30, 2003 and June 30, 2002 were $23,130 and $24,771, respectively.

8.   INCOME TAXES

The provision (benefit) for income taxes for the six months ended June 30, 2003 and 2002 are as follows:

                                                         2003         2002
                                                         ----         ----
     Current
       Federal                                      $   15,800    $ (25,700)
       State and local                                   2,800       (4,300)
                                                    ----------    ----------
                                                        18,600      (30,000)
     Deferred                                          261,000      137,300
                                                    ----------    ----------
                                                    $  279,600    $ 107,300
                                                    ==========    ==========

Deferred tax credits of $239,000 are comprised primarily of net unrealized appreciation of publicly held affiliates and unrealized gains on proprietary trading at June 30, 2003.

9.   RELATED PARTIES

All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the quarter ended June 30, 2003 and 2002, the Funds paid approximately $16,800 and $22,200 respectively, for record keeping services to the Company's broker/dealer subsidiary, which paid such amounts to certain brokers for performing such services. These reimbursements for record keeping services are included in management, distribution and other fees on the income statement.

In connection with investment management services, the Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amount of $38,600 and $46,300 for the quarter ended June 30, 2003 and 2002, respectively.

Certain officers of the Company also serve as officers and/or directors of the Funds. Bexil shares common office space and various general and administrative expenses with the Company. The Company is expected to be reimbursed from Bexil for these expenses and for the six months ending, the Company has recorded a receivable of approximately $48,000.

Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of June 30, 2003, the policy had a cash surrender value of approximately $290,700 and is included in other assets in the balance sheet.


10.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

The following details selected financial information by business segment.



                                  Fund      Publicly Held    Proprietary
June 30, 2003                   Services      Affiliates       Trading       Total
                               ---------------------------------------------------
Revenues                        $ 700,050    $  574,686       $  123,802 $  1,398,538
Income from operations            257,620       361,129           80,618      699,422
Depreciation and amortization       6,398            -               790        7,188
Capital expenditures                7,600            -                -         7,600
Gross identifiable assets       2,742,504     5,014,405          984,177    8,741,086






                                  Fund      Publicly Held    Proprietary
  June 30, 2002                 Services      Affiliates       Trading       Total
                               ---------------------------------------------------
Revenues                       $  741,761    $  461,410       $  (30,216) $ 1,172,960
Income from operations            169,957       192,370          (79,411)     282,885
Depreciation and amortization       3,672            -               371        4,045
Capital expenditures               18,875            -                -        18,875
Gross identifiable assets       3,345,639     4,133,195          756,300    8,235,134

11.  CONTINGENCIES

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of June 30, 2003, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

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

Total revenues increased $798,226 or 178%, which was primarily due to a increase in net unrealized appreciation of publicly held subsidiaries and affiliates and unrealized and realized gains on proprietary trading. Offsetting this was a decrease in management, distribution and other fees and dividends, interest and other of $51,813 or 12%. In the three months ended June 30, 2003 the Company had net realized and unrealized gains of $872,038 from the publicly held affiliates and proprietary securities trading as compared to a gain of $21,998 in the three months ended June 30, 2002. Management, distribution and other fees decreased $34,119 or 9% due to lower average net assets in the Funds.

Total expenses decreased $93,028 or 21% over this period of last year. General and administrative expenses decreased $59,811 or 26% due to lower employee costs. Marketing expense decreased $19,732 or 16% due to lower fulfillment and printing costs. Expense reimbursement to the Funds decreased $7,730 or 17%. Professional fees decreased $16,640 or 49%. Amortization and depreciation expense increased $10,885.

Net income for the period was $531,891 or $.32 per share on a diluted basis as compared to net income of $7,487 or $.00 per share on a diluted basis for June 30, 2002.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

Total revenues increased $225,577 or 19% which was primarily due to the increase in net unrealized appreciation of publicly held affiliates and unrealized and realized gains on proprietary trading. Partially offsetting this were lower management, distributions and other fees of $40,853 or 6% due to lower average net assets under management. Average net assets under management were $120.6 million and $128.6 for June 30, 2003 and 2002, respectively. Dividends, interest and other decreased $43,019 due to lower earnings on the Company's investments. Net unrealized appreciation of publicly held affiliates and unrealized and realized gains on proprietary securities trading for the six months ended June 30, 2003 resulted in a gain of $648,631, as compared to a gain of $339,182 in the same period for 2002.

Total expenses decreased $190,960 or 21% over this period of last year, as a result of decreases in general and administrative expenses of $108,512 or 24% and marketing expenses of $44,751 or 18%. General and administrative expenses decreased due to lower employee costs and the assumption of certain expenses by Bexil and Tuxis. Expense reimbursements to the Funds decreased $18,642 or 19%. Marketing expenses decreased $44,751 or 18% due to lower fulfillment and printing expenses. Professional fees decreased $38,080 or 53%. Amortization and depreciation expenses increased by $19,025. Net income for the period was $419,822 or $.26 per share on a diluted basis, as compared to net income of $175,585 or $.11 per share on a diluted basis for the six months ended June 30, 2002.

Liquidity and Capital Resources
-------------------------------

The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                           June 30, 2003             December 31, 2002
                           -------------             -----------------
Working Capital             $7,471,355                  $6,768,292
Total Assets                $8,741,086                  $8,106,436
Long-Term Debt                      -                           -
Shareholders' Equity        $8,323,520                  $7,889,020


Working capital, total assets and shareholders' equity increased $703,067, $634,650 and $434,500, respectively, for the six months ended June 30, 2003.

Working capital, total assets and shareholders' equity increased primarily due to net income in the second quarter of 2003.

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

Forward-Looking Information
---------------------------

Information or statements provided by or on behalf of the Company from time to time, including those within this Form 10-QSB Quarterly Report, may contain certain "forward- looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Part II. Other Information
         -----------------
Items 4. Submission of Matters to a Vote of Security Holders During Second Quarter of the Year Ended December 31, 2003.

None

Item 6. Exhibits and Reports on Form 8-K

      Reports on Form 8-K were filed during the quarter covered by this reports as follows:


        April 25, 2003 - Regulation FD Disclosure - Financial Results for the year ended December 31, 2002.

        May 15, 2003 - Regulation FD Disclosure - Financial Results for the First Quarter ended March 31, 2003.

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

                                        WINMILL & CO. INCORPORATED



Dated: August 14, 2003                       By:/s/ William G. Vohrer
                                                ----------------------
                                                    William G. Vohrer
                                                    Treasurer, Chief Accounting
                                                    Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: August 14, 2003                          /s/Bassett S. Winmill
                                                ----------------------
                                                   Bassett S. Winmill
                                                   Chairman of the Board,
                                                   Director


Dated: August 14, 2003                          /s/Robert D. Anderson
                                                ----------------------
                                                   Robert D. Anderson
                                                   Vice Chairman, Director

Dated: August 14, 2003                          /s/Thomas B. Winmill
                                                ---------------------
                                                   Thomas B. Winmill, Esq.
                                                   President,
                                                   General Counsel, Director


Dated: August 14, 2003                          /s/Charles A. Carroll
                                                ----------------------
                                                   Charles A. Carroll, Director


Dated: August 14, 2003                          /s/Edward G. Webb, Jr.
                                                ----------------------
                                                   Edward G. Webb, Jr., Director


Dated: August 14, 2003                          /s/Mark C. Winmill
                                                -------------------
                                                   Mark C. Winmill, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
Winmill & Co. Incorporated

We have reviewed the accompanying balance sheet and statements of income (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of June 30, 2003 and for the six-month period ended. These financial statements are the responsibility of the company's management.

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


                                             Tait, Weller & Baker

Philadelphia, Pennsylvania
August 12, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

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

Date: August 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

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

Date: August 14, 2003

                              /s/ William G. Vohrer
                             Chief Financial Officer