Form 10QSB
period 2003-09-30
WINMILL & CO INC
filed 2003-11-14
CIK 52234

As filed with the Securities and Exchange Commission on November 14, 2003
    -------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
 __X__           Quarterly Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       or

 _____            Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________


For Quarter Ended September 30, 2003           Commission File Number 0-9667


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____



     The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2003 were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,567,216 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2003


                                      INDEX

                                                                        Page
                                                                       Number
                                                                      --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet
 -(Unaudited) September 30, 2003                                         3

Condensed Consolidated Statements of Income (Loss)
 -(Unaudited) Nine Months Ended September 30, 2003
    and September 30, 2002                                               4

Condensed Consolidated Statements of Cash Flows
 -(Unaudited) Nine Months Ended September 30, 2003
    and September 30, 2002                                               5

Notes to Condensed Consolidated Financial Statements (Unaudited)         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                             13

Item 3.  Controls and Procedures                                        15

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         During Third Quarter of the Year Ended December 31, 2003       15

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K                               16


CERTIFICATION SIGNATURES                                                19

                           WINMILL & CO. INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalent                                          $ 1,419,377
  Marketable securities (Note 2)                                      6,389,835
  Other receivables                                                     181,536
  Prepaid expenses and other assets                                      71,352
  Refundable income tax                                                   7,370
                                                                      ---------
    Total Current Assets                                              8,069,470
                                                                      ---------

Equipment, furniture and fixtures, net                                   58,545
Intangible assets, net                                                  595,295
Other                                                                   360,330
                                                                      ---------
                                                                      1,014,170
    Total Assets                                                    $ 9,083,640
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities                             $ 239,274
                                                                      ---------
  Total Current Liabilities                                             239,274
                                                                      ---------

Deferred tax credit                                                     400,000
                                                                      ---------

    Total Liabilities                                                   639,274
                                                                      ---------

Shareholders' Equity: (Notes 2, 4, 5, and 6)

Common Stock, $0.1 par value
Class A, 10,000,000 shares authorized
   1,645,187 shares issued and outstanding                               16,452
Class B, 20,000 shares authorized;
   20,000 shares issued and outstanding                                     200
Additional paid-in capital                                            6,838,849
Retained earnings                                                     2,307,355
Treasury Stock                                                         (214,858)
Notes receivable for common stock issued                               (503,632)
                                                                      ---------
Total Shareholders' Equity                                            8,444,366
                                                                      ---------
Total Liabilities and Shareholders' Equity                          $ 9,083,640
                                                                    ===========

See accompanying notes to the condensed consolidated financial statements.

                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                                    Three Months                        Nine Months
                                                                 Ended September 30,                Ended September 30,
                                                             ---------------------------        ---------------------------

                                                                 2003            2002               2003          2002
                                                                 ----            ----               ----          ----
Revenues:
Management, distribution and other fees                       $ 359,221      $ 357,762          $ 1,029,741    $ 1,069,135
Dividends, interest and other                                    39,093         58,219              118,479        180,624
Net unrealized appreciation (depreciation) of publicly
   held affiliates and unrealized and
   realized gains (losses) on proprietary trading               414,635       (411,281)           1,063,266        (72,099)
                                                             -------------  -------------      -------------   -------------
                                                                812,949          4,700            2,211,486      1,177,660
                                                             -------------  -------------      -------------   -------------
Expenses:
  General and administrative                                    220,277        232,775              571,686        692,696
  Marketing                                                     124,895        118,390              327,326        365,572
  Expense reimbursements to the Funds (Note 9)                   39,378         43,371              116,465        139,100
  Professional fees                                               5,000         39,020               39,000        111,100
  Amortization and depreciation                                  17,800         17,138               51,988         32,301
                                                             -------------  -------------      --------------   ------------
                                                                407,350        450,694            1,106,465      1,340,769
                                                             -------------  -------------      --------------   ------------

Income (loss) before income taxes                               405,599       (445,994)           1,105,021       (163,109)
Income taxes (credit) provision (Note 8)                        167,946       (173,386)             447,546        (66,086)
                                                             -------------  -------------      --------------   ------------
Net income (loss)                                             $ 237,653     $ (272,608)           $ 657,475      $ (97,023)
                                                             =============  =============      ==============   ============

Per share net income (loss):

  Basic                                                          $ 0.15        $ (0.17)              $ 0.41        $ (0.06)
  Diluted                                                        $ 0.14        $ (0.17)              $ 0.39        $ (0.06)

Average shares outstanding:

  Basic                                                       1,607,848      1,628,320            1,608,251      1,655,017
  Diluted                                                     1,710,287      1,628,320            1,668,106      1,660,836





See accompanying notes to the condensed consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months
                                                                       Ended September 30,
                                                                    -------------------------
                                                                       2003           2002
                                                                       ----           ----
Cash Flows from Operating Activites
 Net income                                                          $ 657,475    $ (97,023)
                                                                     ---------    ---------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                        51,989       34,171
   Net unrealized (appreciation) depreciation of publicly held
    affiliates and on proprietary securities trading                (1,063,266)     240,853
   Cash value of life insurance                                        (24,780)     (24,750)
   Other                                                                (4,381)      (1,559)

  (Increase) decrease in: Management, distribution and other
     fees receivable                                                   (11,396)     (36,075)
    Interest, dividends and other receivables                           10,845         -
    Prepaid expenses and other assets                                   15,072      105,686
    Refundable income tax                                              165,924         -
    Deferred tax credits                                               422,000      (29,100)
  Increase (decrease) in:
    Accounts payable                                                      (740)     (13,425)
    Accrued professional fees                                          (14,209)      12,814
    Accrued payroll and other related costs                             17,250        8,915
    Accrued other expenses                                              19,558      (17,683)
                                                                     ---------    ---------
  Total adjustments                                                   (416,134)     279,847
                                                                     ---------    ---------

    Net cash from operating activities                                 241,341      182,824
                                                                     ---------    ---------

Cash Flows from Investing Activites:
    Proprietary securities trading sales                                65,103       21,380
    Proprietary securities trading purchases                          (104,681)    (600,863)
    Intangible assets                                                     -        (460,532)
    Capital expenditures                                               (10,323)     (18,875)
                                                                     ---------    ---------

     Net decrease in cash from investing activities                    (49,901)   1,058,890
                                                                     ---------    ---------

Cash Flows from Financing Activities:

   Purchase of treasury stock                                          (50,000)        -
   Repayment of notes receivable                                        23,409         -
                                                                     ---------    ---------
    Net cash provided by financing activities                          (26,591)        -
                                                                     ---------    ---------

    Net increase(decrease) in cash and cash equivalents                164,849     (876,066)

Cash and Cash Equivalents
  At beginning of period                                           $ 1,254,528    2,443,693
                                                                   -----------    ---------
  At end of period                                                 $ 1,419,377    1,567,627
                                                                   ===========    =========

Supplemental disclosure: The Company paid no Federal income tax during the nine months ended September 30, 2003 and 2002. Non Cash Item include 45,542 shares of common stock received in exchange for the exercise of 56,666 shares of common stock under outstanding stock options and the repayment of notes receivable shown under other assets.

See accompany notes to the condensed consolidated financial statements.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Winmill  &  Co.  Incorporated   ("Company")  is  a  holding  company.   Its
     subsidiaries' businesses consist of providing investment management and distribution services for the Midas Funds (three open-end funds), two closed-end funds, and proprietary securities trading. Its publicly held affiliates' are Bexil Corporation (Amex Symbol: BXL); Tuxis Corporation (Amex Symbol: TUX); and Foxby Corporation (Amex Symbol: FXX); and Global Income Fund (Amex Symbol: GIF). Their businesses of Bexil and Tuxis are, respectively, insurance services and real estate, and Global Income Fund and Foxby are closed end funds.

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

     CASH AND CASH EQUIVALENTS

     Investments in money market funds are considered to be cash equivalents. At September 30, 2003, the Company and subsidiaries had invested approximately $975,000 in an affiliated money market fund.

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

     EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives of 3 to 10 years. At September 30, 2003 accumulated depreciation amounted to approximately $833,700.

     INTANGIBLE ASSETS

     The Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in 2002. In accordance with SFAS 142, intangible assets with a finite useful life are amortized over the useful life. In addition, intangible assets are reviewed for impairment and the remaining useful life evaluated at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. As such, the Company has amortized its intangible assets over 15 years using the straight-line method. At September 30, 2003, accumulated amortization on intangible assets amounted to approximately $215,400.

     COMPREHENSIVE INCOME

     The Company discloses comprehensive income in the financial statements. Total comprehensive income includes net income and unrealized gains and losses on marketable securities, which is reported as other comprehensive income in shareholders' equity.

     SEGMENT INFORMATION

     The Company's operating segments are classified into three groups - fund services, publicly held affiliates, and proprietary trading.

     EARNING PER SHARE

     Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earning per share:

                                                                Three Months                                 Nine Months
                                                            Ended September 30,                         Ended September 30,
                                                        ---------------------------                 ---------------------------

                                                           2003             2002                       2003             2002
                                                           ----             ----                       ----             ----
Numerator for basic and diluted earnings per share:
  Net income                                           $  237,653       $  (272,608)               $  657,475       $  (97,023)

Denominator:
  Denominator for basic
   earning per share:
  Weighted-average shares                               1,607,848         1,628,320                 1,608,251        1,628,320
  Effect of dilutive securities:                                              -
   Employee stock options                                 102,439             -                        59,855            -
                                                        ---------         ---------                 ---------        ---------

Denominator for diluted earnings per share:
  adjusted weighted-average shares
  and assumed conversion                                1,710,287         1,628,320                 1,668,106        1,628,320
                                                        =========         =========                 =========        =========

2.   MARKETABLE SECURITIES

At September 30, 2003, marketable securities, at market, consisted of:

Broker/dealer subsidiary
 Publicly held affiliates                                    $5,417,379
 Proprietary trading                                            972,456
                                                             ----------

   Total marketable securities (cost $5,323,428)             $6,389,835
                                                             ----------

Included in the broker/dealer's holding of publicly held affiliates are $3,528,426 of (approximately 25% of outstanding) shares of Bexil Corporation (Amex Symbol: BXL) and $1,602,465 of (approximately 20% of outstanding) shares of Tuxis Corporation (Amex Symbol: TUX), each of which has received approved from its board of directors and shareholders to change from registered investment companies to operating companies. In 2002 Bexil filed an application to deregister with the Securities and Exchange Commission.


3.   LEASE COMMITMENTS

The Company leases office space under a lease agreement, which was renegotiated effective October 1, 2003. The lease expires September 30, 2008. The future minimum rental amounts for the five year period, including electricity, are as follows:

         Year                                Amount
         ----                               -------
         2004                               $97,100
         2005                                97,100
         2006                                97,700
         2007                               100,200
         2008                                76,600

4.   SHAREHOLDERS' EQUITY

The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $0.1 par value, authorized. As of September 30, 2003, none of the Preferred Stock was issued.

5.   NET CAPTIAL REQUIREMENTS

The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At September 30, 2003, the subsidiary had: net capital of approximately $5,128,500; net capital requirements of $100,000; excess net capital of approximately $5,028,500; and the ratio of aggregate indebtedness to net capital was approximately 0.11 to 1.

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

                                         Three Months                Nine Months
                                      Ended September 30,         Ended September 30,
                                      -------------------         -------------------
                                      2003           2002         2003           2002
                                      ----           ----         ----           ----
Net income (loss)   As Reported     $237,653      $(272,608)    $657,475     $ (97,023)
                    Pro forma       $237,653      $(274,671)    $657,475     $(104,687)

Earning per share

    Basic           As Reported     $   0.15      $   (0.17)    $   0.41     $   (0.06)
                    Pro forma       $   0.15      $   (0.17)    $   0.41     $   (0.06)

    Diluted         As Reported     $   0.14      $   (0.17)    $   0.39     $   (0.06)
                    Pro forma       $   0.14      $   (0.17)    $   0.39     $   (0.06)


The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the Company's stock option plans as of September 30, 2003 and changes during the period ending on that date are presented below:

                                                                     Weighted
                                                 Number               Average
                                                  Of                 Exercise
Stock Options                                    Shares               Price
                                             -------------        --------------

Outstanding at Decemeber 31, 2002                281,500              $ 1.59
Exercised                                        (56,666)             $(1.51)
                                             -------------        --------------
Outstanding at September 30, 2003                224,834              $ 1.59


There were 224,834 options exercisable at September 30, 2003 with a weighted-average exercise price of $1.59. There were no options granted during the three months ended September 30, 2003. There were 59,354 treasury shares purchased for $214,858 of which 24,625 shares were used to exercise outstanding stock options.

The following table summarized information about stock options outstanding at September 30, 2003:

                                        Weighted-Average
   Range of             Number             Remaining            Weighted-Average
Exercise Prices       Outstanding       Contractual Life         Exercise Price
---------------       -----------       ----------------        ----------------
 $1.50 - $1.60           91,500            2.69 years                 $1.50
 $1.60 - $1.66          133,334            2.82 years                 $1.65


In connection with the exercise of the options, the Company received from certain officers notes with an interest rates ranging from 2.45% to 2.48% per annum payable December 15, 2004. The balance of the notes at September 30, 2003 was $503,632, which was classified as "notes receivable for common stock issued."

7.   Pension Plan

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the nine months ended September 30, 2003 and September 30, 2002 were $34,695 and $36,969 respectively.

8.   Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2003 and 2002 is as follows:

                             2003                          2002
                             ----                          ----

Current
  Federal                 $ 21,885                      $(31,686)
  State and local            3,661                        (5,300)
                           -------                      --------
                            25,546                       (36,986)
Deferred                   422,000                       (29,100)
                           -------                      --------
                          $447,546                      $(66,086)
                          ========                      ========

Deferred tax credits of $422,000 are derived primarily from net unrealized appreciation of publicly held affiliates and proprietary trading at September 30, 2003.


9.   RELATED PARTIES

All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the quarters ended September 30, 2003 and 2002, the Funds paid approximately $16,800 and $22,200 respectively, for record keeping services to the Company's broker/dealer subsidiary, which paid such amounts to certain brokers for performing such services. These reimbursements for record keeping services are included in management, distribution and other fees on the income statement.

The Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amounts of $39,378 and $43,371 for the quarters ended September 30, 2003 and 2002, respectively.

Certain officers of the Company also serve as officers and/or directors of the Funds. Bexil shares common office space and various general and administrative expenses with the Company. The Company is expected to be reimbursed by Bexil for these expenses and for the nine months ending September 30, 2003, the Company has recorded a receivable of approximately $72,000.

Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of September 30, 2003, the policy had a cash surrender value of approximately $299,000 and is included in other assets in the balance sheet.



10.  FINANCIAL INFORMATION BY BUSINESS SEGEMENT

The following details selected financial information by business segment.

September 30, 2003                       Fund               Publicly Held            Proprietary
                                       Services               Affiliates               Trading                 Total
                                    --------------          --------------          --------------         --------------
Revenues                              $1,074,508             $ 1,027,698              $109,280              $2,211,486
Income from operations                   407,710                 657,749                39,562               1,105,021
Depreciation and amortization             43,869                   6,832                 1,287                  51,988
Capital expenditures                      10,323                       -                     -                  10,323
Gross identifiable assets              2,645,367               5,417,379             1,020,894               9,083,640


September 30, 2002                       Fund               Publicly Held            Proprietary
                                       Services               Affiliates               Trading                 Total
                                    --------------          --------------          --------------         --------------

Revenues                              $1,131,911               $ 318,927           $ (273,178)              $1,177,660
Income from operations                   287,233                (109,951)            (340,391)                (163,109)
Depreciation and amortization             19,928                  12,313                1,930                   34,171
Capital expenditures                      18,875                       -                    -                   18,875
Gross identifiable assets              3,200,880               4,141,585              649,066                7,991,531


11.  CONTINGENCIES

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of September 30, 2003, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

The Company has a Death Benefit's Agreement ("Agreement") with the Company's Chairman, which was entered into in 1994 and amended in 2002. Following his death, the Agreement provides for annual payments, equal to 80% of his average annual compensation received from the Company, its affiliates, subsidiaries and other related entities for the three year period prior to his death subject to certain adjustments to his wife until her death. The Company's obligations under the Agreement are not secured and will terminate if he leaves the Company's employ under certain conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 2002
--------

Declines in the securities markets can have a significant effect on the Company's business. Poor absolute or relative performance by the Funds may cause shareholder redemptions to occur. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries, causing either transfer out of the equity Funds and into the money market fund, which has lower management and distribution fee rates than the equity Funds, or transfer out of the Funds entirely. Lower net asset levels in the Funds may also cause or increase fee waivers or expense reimbursements to the Funds as described in Note 9 of the financial statements.

Total revenues of $812,949 increased $808,249 from $4,700, primarily due to net unrealized appreciation of publicly held affiliates and unrealized and realized gains on proprietary trading revenue of $414,635 compared to $(411,281) in the prior period. Offsetting this was a decrease in dividends, interest and other of $19,126 or 33%. Management, distribution and other fees increased $1,459 due to higher average net assets in the Funds.

Total expenses decreased $43,344 or 10% versus the period last year. General and administrative expenses decreased $12,498 or 5% due to lower employee costs. Marketing expense increased $6,505 or 5% due to increased marketing activity. Expense reimbursement to the Funds decreased $3,993 or 9%. Professional fees decreased $34,020 or 87%. Amortization and depreciation expense increased $662.

Net income for the period was $237,653 or $.14 per share on a diluted basis as compared to net loss of $272,608 or $.17 per share on a diluted basis for the quarter ended September 30, 2002.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002
----

Total revenues increased $1,033,826 or 88% primarily due to net unrealized appreciation of publicly held affiliates and unrealized and realized gains on proprietary trading. Net unrealized appreciation of publicly held affiliates and unrealized and realized gains on proprietary securities trading for the nine months ended September 30, 2003 resulted in revenue of $1,063,266 as compared to

$(72,099) in the same period for 2002. Partially offsetting this were lower management, distributions and other fees of $39,394 or 4% due to lower average net assets under management. Average net assets under management were $122.3 million and $127.7 for the nine month period ended September 30, 2003 and 2002, respectively. Dividends, interest and other decreased $62,145 due to lower earnings on the Company's investments.

Total expenses decreased $234,304 or 17% over this period of last year, as a result of decreases in general and administrative expenses of $121,010 or 17% and marketing expenses of $38,246 or 10%. General and administrative expenses decreased due to lower employee costs and the assumption of certain expenses by Bexil and Tuxis. Marketing expenses decreased due to lower fulfillment and printing expenses. Professional fees decreased $72,100 or 65%. Amortization and depreciation expenses increased by $19,687. Expense reimbursements to the Funds decreased $22,635 or 16%. Net income for the period was $657,475 or $.39 per share on a diluted basis, as compared to net loss of $97,023 or $.06 per share on a diluted basis for the nine months ended September 30, 2002.

Liquidity and Capital Resources
-------------------------------

The following table reflects the Company's consolidated working capital, total assets, long term debt and shareholders' equity as of the dates indicated:

                                September 30, 2003         December 31, 2002
                                ------------------         -----------------

Working capital                    $ 7,830,196                 $ 6,768,292
Total assets                       $ 9,083,640                 $ 8,106,436
Long term debt                               -                           -
Shareholders' equity               $ 8,444,366                 $ 7,889,020

Working capital, total assets and shareholders' equity increased $1,061,904, $977,204 and $555,346, respectively, for the nine months ended September 30, 2003.

Working capital, total assets and shareholders' equity increased primarily due to net income in the nine months ended September 30, 2003.

As discussed previously, significant changes in the securities markets can have a dramatic effect on the Company's results of operations. Based on current information available, management believes that current resources are sufficient to meet its liquidity needs.

Effects of Inflation and Changing Prices
----------------------------------------

Since the Company derives most of its revenues from fund services, publicly held affiliates, and proprietary securities trading, it is not possible to discuss or predict with accuracy the impact of inflation and changing prices on its revenue from operations.

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

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds; fluctuations in the financial markets resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment products as compared to competing products and market indices; the expense ratios and fees of the Company's sponsored products and services; investor sentiment and investor confidence in funds; the ability of the Company to maintain investment management and distribution fees at current levels; competitive conditions in the fund services industry; the introduction of new funds and investment products; the ability of the Company to contract with the Funds for payment for services offered to the Funds and Fund shareholders; the continuation of trends in the retirement plan marketplace regarding defined contribution plans and participant-directed investments; and the amount and timing of income from the Company's proprietary securities trading portfolio. The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; the level of expenses assumed by the Company for the Funds as a result of expense reimbursements or waiver of expenses to improve a Fund's performance; variations in the level of compensation expense incurred by the Company, including performance-based compensation based on the Company's financial results, as well as changes in response to the size of the total employee population, competitive factors, or other reasons; expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Company to maintain its administrative and service infrastructure; and unanticipated costs that may be incurred by the Company from time to time to protect investor accounts, intangibles, and client goodwill.

The Company's revenues are substantially dependent on revenues from the Funds, which could be adversely affected if the independent directors of one or more of the Funds determined to terminate or renegotiate the terms of one or more investment management or distribution agreements.

The Company's operating results will also depend on the market fluctuation in the price of shares of the Company's publicly held affiliates, particularly Bexil and Tuxis, held by the Company's broker/dealer subsidiary. Fluctuations in the values of these holdings, resulting in unrealized gains and losses, will be included in earnings.

The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on the Company's business and results of operations, including but not limited to effects on the level of costs incurred by the Company and effects on investor interest in funds in general or in particular types of funds.

Item 3.  Controls and Procedures
-------  -----------------------

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

Part II. Other Information
         -----------------

Items 4. Submission of Matters to a Vote of Security Holders During Third
-------- ----------------------------------------------------------------
Quarter of the Year Ended December 31, 2003.
--------------------------------------------

None


Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

Reports on Form 8-K were filed during the quarter covered by this reports as follows:


August 18, 2003 - Regulation FD Disclosure - Financial Results for the Second Quarter and the Six Months Ended June 30, 2003.

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

                                             WINMILL & CO. INCORPORATED



Dated: November 14, 2003                        By:/s/ William G. Vohrer
                                                  ----------------------
                                                   William G. Vohrer
                                                   Treasurer, Chief Accounting
                                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Dated: November 14, 2003                           /s/ Bassett S. Winmill
                                                   ----------------------
                                                   Bassett S. Winmill
                                                   Chairman of the Board,
                                                   Director

Dated: November 14, 2003                           /s/ Robert D. Anderson
                                                   ----------------------
                                                   Robert D. Anderson
                                                   Vice Chairman, Director

Dated: November 14, 2003                           /s/ Thomas B. Winmill
                                                   ---------------------
                                                   Thomas B. Winmill, Esq.
                                                   President, General Counsel,
                                                   Director


Dated: November 14, 2003                           /s/ Charles A. Carroll
                                                   ----------------------
                                                   Charles A Carroll, Director


Dated: November 14, 2003                           /s/ Edward G. Webb, Jr.
                                                   -----------------------
                                                   Edward G. Webb, Jr., Director


Dated: November 14, 2003                           /s/ Mark C. Winmill
                                                   -------------------
                                                   Mark C. Winmill, Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of
Winmill & Co. Incorporated

We have reviewed the accompanying balance sheet and statements of income (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of September 30, 2003 and for the nine-month period ended. These financial statements are the responsibility of the company's management.

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

                                                  Tait, Weller & Baker



Philadelphia, Pennsylvania
November 3, 2003

Certification- Exchange Act Rules 13a-14 and 15d-14

I, Thomas B. Winmill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Winmill & Co. Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

Date: November 14, 2003

                              /s/ Thomas B. Winmill
                             Chief Executive Officer

Certification- Exchange Act Rules 13a-14 and 15d-14

I, William G. Vohrer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Winmill & Co. Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

Date: November 14, 2003


                              /s/ William G. Vohrer
                             Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
November 14, 2003

                          CFO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Vohrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ William G. Vohrer
William G. Vohrer
Chief Financial Officer
November 14, 2003