Form 10-K
period 2003-12-31
WINMILL & CO INC
filed 2004-04-02
CIK 52234

As filed with the Securities and Exchange Commission on March 31, 2004

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
       X        Annual Report Pursuant to Section 13 or 15(d) of the
    -------
                 Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended December 31, 2003
                                       or
    -------   Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]

            For the Transition Period From ___________ to ___________

                          Commission File Number 0-9667
                           WINMILL & CO. INCORPORATED
             (Exact name of registrant as specified in its charter)

      Delaware                                           13-1897916
(State of incorporation)                    (I.R.S. Employer Identification No.)

11 Hanover Square, New York, New York                    10005
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    1-212-785-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
      None                                              None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $.01 Per Share
----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

No voting stock was held by non-affiliates of the registrant as of March 15, 2004.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2004:

Class A Non-Voting Common Stock, par value $.01 per share - 1,493,367 shares Class B Voting Common Stock, par value $.01 per share - 20,000

                                     PART I
                                     ------

  Item                                                                     Page

   1.  Business                                                              1

   2.  Properties                                                            4

   3.  Legal Proceedings                                                     4

   4.  Submission of Matters to a Vote of Security Holders                   4



                                     PART II
                                     -------

   5.  Market for Company's Common Equity and Related
       Stockholder Matters                                                  5

   6.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  6

   7.  Financial Statements and Supplementary Data                          8

   8.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                                 22

   8A. Controls and Procedures                                             22



                                    PART III
                                    --------

   9.  Directors and Executive Officers                                    23

  10.  Executive Compensation                                               25

  11.  Security Ownership of Certain Beneficial Owners and
       Management                                                           32

  12.  Certain Relationships and Related Transactions                       32

  13.  Exhibits, Consolidated Financial Statements and
       Schedules, and Reports on Form 8-K                                   33

  14.  Principal Accountant Fees and Services                               36

                                     PART I
                                     ------


Item 1.    Business

Winmill & Co. Incorporated, a Delaware corporation (the "Company"), is a holding company with three wholly owned subsidiaries: CEF Advisers, Inc., ("CEF"), Investor Service Center, Inc. ("ISC") and Midas Management Corporation ("MMC") and two publicly held affiliates: Bexil Corporation (Amex Symbol: BXL) and Tuxis Corporation (Amex Symbol: TUX);

MMC and CEF act as investment managers to open-end and closed-end management investment companies (the "Funds") registered under the Investment Company Act of 1940 (the "Act"). The open-end Funds managed by MMC are Midas Dollar Reserves, Inc., Midas Fund, Inc., and Midas Special Equities Fund, Inc. The closed-end Funds managed by CEF are Foxby Corp. (Amex Symbol: FXX); and Global Income Fund, Inc. (Amex Symbol: GIF). ISC was organized in 1985 and is registered with the SEC as a broker/dealer and is a member of the NASD. ISC acts as the principal distributor for the open-end Funds and engages in proprietary securities trading. The businesses of Bexil and Tuxis are, respectively, insurance services and real estate.

CEF acted as investment manager of Bexil and Tuxis until July 31, 2001 and November 30, 2001, respectively, when the investment management agreements with CEF were terminated. Commencing August 1, 2001, Bexil's officers (who are substantially identical to those of CEF) assumed the internal management of Bexil's affairs, including portfolio management, subject to the oversight and final direction of the Board of Directors of Bexil. Commencing December 1, 2001, the officers of Tuxis (who are substantially identical to those of CEF) assumed the internal management of Tuxis' affairs, including portfolio management, subject to the oversight and final direction of the Board of Directors of Tuxis. Compensation of Bexil and Tuxis personnel, initially set in the aggregate amount of $200,000 each per year, may be changed from time to time at the discretion of the Board of Directors of each of Bexil and Tuxis. This amount was increased to $460,000 per year for Bexil and to $350,000 per year for Tuxis effective January 1, 2004. Bexil and Tuxis are paying compensation directly to certain officers of the Company whose compensation from the Company was partly reduced, reflecting the increased time such officers spend on the business of Bexil and Tuxis. As of December 31, 2003, the Company owned approximately 25.3% and 20.2% of the outstanding shares of Bexil and Tuxis, respectively.

Bexil and Tuxis have received shareholder approval to change from registered investment companies to operating companies. Effective January 6, 2004, the SEC issued an order declaring that Bexil ceased to be a registered investment company.


The Company has granted certain of its subsidiaries, the Funds, Tuxis, and Bexil, a non-exclusive license to use certain service marks owned by the Company, under certain terms and conditions on a royalty free basis. Such license may be withdrawn from a Fund in the event the investment manager of the Fund is not a subsidiary of the Company or in other cases, at the discretion of the Company.

Investment Management and Distribution Business
-----------------------------------------------

The Company is engaged, through its subsidiaries, in the business of managing investment companies registered under the Act. The Funds and their respective net assets as of December 31, 2003 were approximately as follows:

      Global Income Fund, Inc.                             $    28,711,848
      Foxby Corp.                                                7,150,989
      Midas Dollar Reserves, Inc.                               18,637,774
      Midas Fund, Inc.                                          67,122,903
      Midas Special Equities Fund, Inc.                         18,044,218
                                                           ---------------
         Total Net Assets                                  $   139,667,732
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

Drastic material declines in the securities markets can have a significant effect on the Company's business. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries. If the market value of securities owned by the Funds declines, assets under management will decline and shareholder redemptions may occur, either by transfer out of the equity Funds and into the money market Fund, Midas Dollar Reserves, which has lower management and distribution fee rates than the equity Funds, or by redemptions out of the Funds entirely. Lower asset levels in the Funds may also cause or increase reimbursements to the Funds pursuant to the expense limitations described below.

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

Under the investment management contracts, CEF and MMC are required to reimburse the Funds for certain expenses to the extent that such expenses exceed limitations prescribed by any state in which shares of the Funds are qualified for sale, although currently the Funds are not subject to any such limits. In addition, from time to time CEF and MMC may waive or reimburse management and distribution fees or absorb certain Fund expenses to increase a Fund's performance.

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

CEF and MMC are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. ISC is registered with the SEC as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the NASD. The Funds, Tuxis, and Bexil are registered with the SEC under the Act (although Bexil was deregistered effective January 6, 2004). The activities of CEF and MMC and of the Funds are subject to regulation under Federal and state securities laws. The provisions of these laws, including those relating to the contractual arrangements between the Funds and their investment managers, are primarily designed to protect the shareholders of the Funds, Tuxis and Bexil, and not the shareholders of the Company.

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

The Company's future revenues may fluctuate due to factors such as: the total value and composition of assets under management and related cash inflows or outflows in mutual funds; fluctuations in the financial markets resulting in appreciation or depreciation of assets under management; the relative investment performance of the Company's sponsored investment products as compared to competing products and market indices; the expense ratios and fees of the Company's sponsored products and services; investor sentiment and investor confidence in mutual funds; the ability of the Company to maintain investment management fees at current levels; competitive conditions in the mutual funds industry; the introduction of new mutual funds and investment products; the ability of the Company to contract with the Funds for payment for services offered to the Funds and Fund shareholders; the continuation of trends in the retirement plan marketplace favoring defined contribution plans and participant-directed investments; the amount and timing of income from the Company's proprietary securities trading portfolio; and the performance of its publicly traded affiliates.

The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: changes in the level of advertising expenses in response to market conditions or other factors; the level of expenses assumed by the Company for the Funds as a result of expense waiver or reimbursement of management or distribution fees or absorption of certain expenses to increase a Fund's performance; variations in the level of compensation expense incurred by the Company, including performance-based compensation based on the Company's financial results, as well as changes in response to the size of the total employee population, competitive factors, or other reasons; expenses and capital costs, including depreciation, amortization and other non-cash charges, incurred by the Company to maintain its administrative and service infrastructure; and unanticipated costs that may be incurred by the Company from time to time to protect investor accounts and client goodwill.

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


Item 2.    Properties

The principal office of the Company is located at 11 Hanover Square, New York, New York 10005. For the office of 3,800 rentable square feet, the rent is approximately $84,300 per annum plus $12,800 per annum for electricity. The lease expires on September 30, 2008.


Item 3.    Legal Proceedings

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 2003, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.


Item 4. Submission of Matters to a Vote of Security Holders During Fourth Quarter of the Year Ended December 31, 2003


                                      NONE

                                     PART II
                                     -------


Item 5.    Market for the Company's Common Equity and Related Stockholder
           Matters

The Company's Class A Common Stock (non-voting) trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol WNMLA. The Company's Class B Common Stock (voting) has no public trading market. There are approximately 208 holders of record of Class A Common Stock and 1 holder of Class B Common Stock as of December 31, 2003. In addition, there are an indeterminate number of beneficial owners of Class A Common Stock that are held in "street name." No dividends have been paid on either class of Common Stock in the past five years and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Class A Common Stock during each quarterly period over the last two years were as follows:

                                  2003                         2002
                         ---------------------          ---------------------
                           High          Low             High          Low
                           ----          ---             ----          ---
First Quarter            $1.7400       $1.4800          $1.6700      $1.4800
Second Quarter           $2.2700       $1.4800          $1.8500      $1.4200
Third Quarter            $3.7000       $2.0500          $1.7000      $1.4600
Fourth Quarter           $4.1500       $3.3200          $1.7500      $1.4200

Equity Compensation Plan Information
------------------------------------

                                                                                                  Number of
                                            Number of Class A            Weighted-                Class A shares
                                            shares to be issued          average price            remaining available
                                            upon exercise of             of outstanding           for future issuance
                                            outstanding options          options, warrants        under equity
                                            warrants and rights          and rights               compensation plans
                                            -------------------          -----------------        -------------------
Equity Compensation Plans
    approved by security holders                   74,000                   $ 1.50                      33,500
Equity Compensation Plans not
    approved by security holders                      -                        -                           -
                                                  -------                   ------                      ------
Total                                              74,000                   $ 1.50                      33,500
                                                  =======                   ======                      ======

Purchases Of Equity Securities By The Issuer

                                                                             Total           Maximum
                                                                             Number of       Number (or
                                                                             Shares          Approximate
                                                                             (or Units)      Dollar Value)
                                                                             Purchased       of Shares
                                           Total           Average           as Part of      (or Units) that
                                           Number of       Price             Publicly        May Yet Be
                                           Shares          Per Price         Annouced        Purchased
                                           (or Units)      Share             Plans or        Under the Plans
Period                                     Purchased       (Unit or)         Programs        or Programs
------                                     ----------      ---------         ----------      ---------------
09/01/03 - 09/30/03                         59,354 (a)       $3.62               -                  -
10/01/03 - 10/31/03                         45,282 (a)       $3.75               -                  -
11/01/03 - 11/30/03                        198,017 (a)       $4.13               -                  -
                                            -------
Total                                      302,653           $3.97               -                  -
                                           =======

(a) These shares were purchased by the Company as satisfaction of certain notes receivable held by officers of the Company, as part of the exercise of stock options held by officers of the Company and in other transactions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

2003 Compared to 2002
---------------------

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

Total revenues increased $889,785 or 49%, which was primarily due to a increase in net unrealized appreciation of publicly held affiliates and unrealized and realized gains on proprietary trading. Offsetting this was a decrease in management, distribution and other fees and dividends, interest and other of $159,579 or 10%. In the twelve months ended December 31, 2003 the Company had net realized and unrealized gains of $1,211,157 from the publicly held affiliates and proprietary securities trading as compared to a gain of $161,794 in the twelve months ended December 31, 2002. Management, distribution and other fees decreased $9,984 due to lower average net assets in the Funds. Average net assets under management were $125 million and $127 million for the twelve months ended December 31, 2003 and 2002, respectively.

Total expenses decreased $130,787 or 8% over this period of last year. General and administrative expenses decreased $47,811 or 6% due to lower employee costs. Marketing expense decreased $51,529 or 10% due to lower fulfillment and printing costs. Expense reimbursement to the Funds decreased $26,715 or 15%. Professional fees decreased $15,535 or 17%. Amortization and depreciation expense increased $10,803 or 19%.

Net income for the year was $730,616 or $.45 per share on a diluted basis as compared to net income of $137,326 or $.08 per share on a diluted basis for last year.

2002 Compared to 2001
---------------------

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

                                                         December 31,
                                              ----------------------------------
                                                  2003                  2002
                                                  ----                  ----
       Working Capital                         $7,297,939           $  6,768,292
       Total Assets                            $8,939,235           $  8,106,436
       Long-Term Debt                          $        -           $          -
       Shareholders' Equity                    $8,280,041           $  7,889,020

For the year ended 2003, working capital, total assets and shareholders' equity increased $529,647, $832,799 and $391,021, respectively. Working capital, total assets and shareholders' equity increased primarily due to the realized and unrealized losses from proprietary securities trading.

For the year ended 2002, working capital decreased $295,149 primarily due to a reduction in cash from the purchase of additional investments. Total assets and shareholders' equity increased by $69,651 and $140,174. Total assets and shareholders' equity increased primarily due to net income recorded for the year.

Management knows of no contingencies that are reasonably likely to result in a material decrease in the Company's liquidity or that are likely to adversely affect the Company's capital resources. This includes the restrictions placed on the transfer of funds to ISC as a result of its regulatory net capital requirements. At December 31, 2003, the amount subject to these restrictions was $100,000 or 1.1% of total assets.

Effects of Inflation and Changing Prices
----------------------------------------
Since the Company derives revenue primarily from investment management and distribution services from the Funds and proprietary securities trading, it is not possible for it to discuss or predict with accuracy the impact of inflation and changing prices on its revenues from continuing operations.

Item 7.    Financial Statements and Supplementary Data

Financial Statements required by Regulation S-X and Supplementary Financial Information required by Regulation S-B are presented herein.


                  FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES
                  ---------------------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page

Report of Independent Certified Public Accountants                           9

Consolidated Balance Sheet,
   December 31, 2003                                                        10

Consolidated Statements of Income,
   Years ended December 31, 2003 and 2002                                   11

Consolidated Statements of Changes in Shareholders' Equity,
   Years ended December 31, 2003 and 2002                                   12

Consolidated Statements of Cash Flows,
   Years ended December 31, 2003 and 2002                                   13

Notes to Consolidated Financial Statements                                  15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders of
Winmill & Co. Incorporated


We have audited the accompanying consolidated balance sheet of Winmill & Co. Incorporated and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winmill & Co. Incorporated and subsidiaries at December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.





                                                       TAIT, WELLER & BAKER

Philadelphia, Pennsylvania
January 23, 2004

                           WINMILL & CO. INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003


                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                                                $  1,108,426
   Marketable securities (Note 2)                                                                              6,486,697
   Management, distribution and other fees receivable                                                            121,813
   Dividends, interest and other receivables                                                                      96,000
   Prepaid expenses and other current assets                                                                     136,827
   Refundable income taxes                                                                                         7,370
                                                                                                            ------------
      Total Current Assets                                                                                     7,957,133
                                                                                                            ------------
Equipment, furniture and fixtures, net                                                                            65,015
Intangible assets, net                                                                                           581,796
Other assets (Note 10)                                                                                           335,291
                                                                                                            ------------
                                                                                                                 982,102
      Total Assets                                                                                          $  8,939,235
                                                                                                            ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accrued professional fees                                                                                $     97,075
   Accrued payroll and other related costs                                                                        25,000
   Accrued other expenses                                                                                         76,351
   Other current liabilities                                                                                       1,568
   Deferred income taxes                                                                                         459,200
                                                                                                            ------------
      Total Current Liabilities                                                                                  659,194
                                                                                                            ------------
Shareholders' Equity (Notes 4, 5, and 6) Common Stock, $.01 par value Class A,
   10,000,000 shares authorized;
      1,493,667 shares issued                                                                                     14,933
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                                                           200
   Additional paid-in capital                                                                                  5,884,414
   Retained earnings                                                                                           2,380,494
                                                                                                            ------------
      Total Shareholders' Equity                                                                               8,280,041
                                                                                                            ------------
      Total Liabilities and Shareholders' Equity                                                            $  8,939,235
                                                                                                            ============


See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31,



                                                                                            2003                 2002
                                                                                            ----                 ----
Revenues:
   Management, distribution and other fees                                            $   1,459,747         $  1,469,731
   Realized and unrealized gains (losses) from investments                                1,211,157              161,794
   Dividends, interest and other                                                             29,649              179,243
                                                                                      -------------         ------------
                                                                                          2,700,553            1,810,768
                                                                                      -------------         ------------

Expenses:
   General and administrative                                                               725,016              772,827
   Marketing                                                                                441,876              493,405
   Expense reimbursements to the Funds (Note 9)                                             153,001              179,716
   Professional fees                                                                         76,500               92,035
   Depreciation and amortization                                                             67,962               57,159
                                                                                      -------------         ------------
                                                                                          1,464,355            1,595,142
                                                                                      -------------         ------------

Income before income taxes                                                                1,236,198              215,626
Income taxes (Note 8)                                                                       505,582               78,300
                                                                                      -------------         ------------
Net Income                                                                            $     730,616         $    137,326
                                                                                      =============         ============

Per Share Data:
   Basic
      Net income                                                                            $   .46               $  .08
                                                                                            =======               ======
   Diluted
      Net income                                                                            $   .45               $  .08
                                                                                            =======               ======

Average Shares Outstanding:
   Basic                                                                                  1,596,946            1,638,403
                                                                                          =========            =========
   Diluted                                                                                1,631,344            1,649,129
                                                                                          =========            =========









See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     Years Ended December 31, 2003 and 2002


                                   Number of Shares                                                       Amount
                                   ----------------       ---------------------------------------------------------------------

                                                                                             Notes
                                                                                             Receivable
                                                                                             For
                                                                              Additional     Common                   Treasury
                                   Class A    Class B     Class A   Class B    Paid-In       Stock        Retained      Stock
                                   Common     Common      Common    Common     Capital       Issued       Earnings     Class A
                                   ---------  -------     -------   -------   -----------   ----------   ----------   ---------
Balance, December 31, 2001         1,628,320   20,000     $16,283     $ 200   $6,807,985    $(597,736)   $1,512,552   $      -

Net income                                 -        -           -         -            -            -       137,326          -
Other comprehensive income
 Unrealized losses on investments          -        -           -         -            -            -             -          -
                                   ----------  --------     -------   -----   -----------   ----------   -----------  ---------
   Comprehensive income

Repayment of notes receivable              -        -           -         -            -       70,695             -          -
Purchase of treasury stock           (39,800)       -           -         -            -            -             -    (58,108)
                                   ----------  --------     -------   -----   -----------   ----------   -----------  ---------

Balance, December 31, 2002          1,588,520  20,000      16,283       200    6,807,985     (527,041)    1,649,878    (58,108)

Net income                                 -        -           -         -            -            -       730,616          -
Other comprehensive income
   Unrealized gains on
     marketable securities                 -        -           -         -            -            -             -          -
                                   ----------  --------     -------   -----   -----------   ----------   -----------  ---------
   Comprehensive income

Issuance of stock in connection
   with exercise of stock options    207,500        -       2,075         -      333,800            -             -          -
Redemption of stock                 (302,653)       -       3,027)        -   (1,257,371)           -             -          -
Cancellation of treasury of stock          -        -        (398)        -            -            -             -     58,108
Repayment of notes receivable              -        -           -         -            -      527,041             -          -
                                   ----------  -------     -------     -----  -----------    ---------   -----------  ---------
Balance, December 31, 2003         1,493,367   20,000     $14,933     $ 200   $5,884,414    $       -    $2,380,494   $      -
                                   ==========  =======    ========    ======  ===========   ==========   ===========  =========




                                                ----------------------------



                                                 Accumulated
                                                     Other            Total
                                                 Comprehensive    Shareholders'
                                                     Income           Equity
                                                 -------------   --------------

Balance, December 31, 2001                       $    9,562      $   7,748,846

Net income                                                -            137,326
Other comprehensive income
 Unrealized losses on investments                    (9,739)            (9,739)
                                                 -------------   --------------
   Comprehensive income                                                127,587
                                                                 --------------
Repayment of notes receivable                             -             70,695
Purchase of treasury stock                                -            (58,108)
                                                 -------------   --------------

Balance, December 31, 2002                             (177)         7,889,020

Net income                                                -            730,616
Other comprehensive income
   Unrealized gains on
     marketable securities                              177                177
                                                 -------------   --------------
   Comprehensive income                                                730,793
                                                                 --------------
Issuance of stock in connection
   with exercise of stock options                         -            335,875
Redemption of stock                                       -         (1,260,398)
Cancellation of treasury of stock                         -             57,710
Repayment of notes receivable                             -            527,041
                                                 -------------   --------------
Balance, December 31, 2003                                -        $ 8,280,041
                                                 =============   ==============

                           WINMILL & CO. INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years Ended December 31,


                                                                                            2003                 2002
                                                                                            ----                 ----
Cash Flows from Operating Activities:
   Net income                                                                         $     730,616        $     137,326
                                                                                      -------------        -------------
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                          67,962               57,159
      Increase in deferred income taxes                                                     481,200               69,000
      Increase in cash value of life insurance                                              (32,193)             (32,160)
      Net unrealized appreciation of publicly held affiliates and
         on proprietary securities trading                                               (1,211,157)            (163,105)
      (Increase) decrease in:
         Management, distribution and other fees receivable                                  (7,597)              (8,499)
         Dividends, interest and other receivables                                          (39,525)             (32,229)
         Prepaid expenses and other current assets                                          (36,712)             (27,699)
         Refundable income taxes                                                            165,924               86,126
         Other assets                                                                         8,058              (26,538)
      Increase (decrease) in:
         Accounts payable                                                                   (12,585)             (15,286)
         Accrued expenses                                                                    (1,949)             (54,322)
         Accrued income taxes                                                                51,847                9,300
         Other current liabilities                                                          (54,735)             (10,215)
                                                                                      --------------       -------------
   Total adjustments                                                                       (621,462)            (148,468)
                                                                                      -------------        -------------
      Net cash provided by (used for) operating activities                            $     109,154        $     (11,142)
                                                                                      =============        =============
Cash Flows from Investing Activities:
   Capital expenditures                                                               $     (20,476)       $     (18,874)
   Proprietary securities trading sales                                                      68,908               27,173
   Proprietary securities trading purchases                                                 (57,191)            (722,438)
   Acquisition of intangible asset                                                              -               (476,471)
                                                                                      -------------        -------------
      Net cash used in investing activities                                                  (8,759)          (1,190,610)
                                                                                      -------------        -------------
Cash Flows from Financing Activities:
   Repayments of notes receivable                                                           620,316               70,695
   Issuance of stock                                                                        335,875                  -
   Purchase of treasury stock                                                            (1,202,688)             (58,108)
                                                                                      -------------        -------------
      Net cash provided by (used in) financing activities                                  (246,497)              12,587
                                                                                      -------------        -------------
      Net decrease in cash and cash equivalents                                            (146,102)          (1,189,165)
Cash and cash equivalents:
   Beginning of year                                                                      1,254,528            2,443,693
                                                                                      -------------        -------------
   End of year                                                                        $   1,108,426        $   1,254,528
                                                                                      =============        =============


                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF BUSINESS

          Winmill & Co. Incorporated ("Company") is a holding company. Its subsidiaries' business consists of providing investment management and distribution services for the Midas Funds (three open-end funds), two closed-end funds, and proprietary securities trading. Its publicly held affiliates are Bexil Corporation (Amex Symbol: BXL); Tuxis Corporation (Amex Symbol: TUX); Foxby Corp. (Amex Symbol: FXX);
          and Global Income Fund (Amex Symbol: GIF). The businesses of Bexil and Tuxis are, respectively, insurance services and real estate. Global Income Fund and Foxby are closed end funds.

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

          CASH AND CASH EQUIVALENTS

          Investments in money market funds are considered to be cash equivalents. At December 31, 2003, the Company and subsidiaries had invested approximately $870,400 in an affiliated money market fund.

          MARKETABLE SECURITIES

          The Company and its non-broker/dealer subsidiaries' marketable securities are considered to be "available-for-sale" and recorded at market value, with the unrealized gain or loss included in stockholders' equity as "accumulated other comprehensive income." Marketable securities of the broker/dealer subsidiary are valued at market with unrealized gains and losses included in earnings. At December 31, 2003, all marketable securities were held by the broker/dealer subsidiary.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



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

          EQUIPMENT

          Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives, 3 to 10 years. At December 31, 2003, accumulated depreciation on equipment, furniture and fixtures amounted to approximately $837,700.

          INTANGIBLE ASSETS

          As of December 31, 2003, the Company's carrying value of intangible assets was approximately $810,700 with accumulated amortization of approximately $228,900. These intangible assets are being amortized over their useful lives, which is fifteen years and the estimated annual amortization is approximately $54,000 per year over the next five years. In addition, intangible assets are reviewed for impairment and the remaining useful life evaluated at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

          COMPREHENSIVE INCOME

          The Company discloses comprehensive income in the financial statements. Comprehensive income includes net income and unrealized gains and losses on marketable securities held by the Company and its non-broker/dealer subsidiaries, which is reported as other comprehensive income in stockholders' equity.

          SEGMENT INFORMATION

          The Company's operating segments are organized into three groups - fund services, publicly held affiliates and proprietary trading.

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

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



     The following table sets forth the computation of basic and diluted earnings per share:


                                                                                            2003                 2002
                                                                                            ----                 ----
            Numerator for basic and diluted earnings per share:
               Net income                                                              $    730,616         $    137,326
                                                                                       ============         ============
            Denominator:
               Denominator for basic earnings per share:
                  Weighted-average shares                                                 1,596,946            1,638,403
               Effect of dilutive securities:
                  Employee Stock Options                                                     34,398               10,726
                                                                                       ------------         ------------
            Denominator for diluted earnings per share:
               adjusted weighted - average shares and assumed conversions                 1,631,344            1,649,129
                                                                                       ============         ============



2.    MARKETABLE SECURITIES

      At December 31, 2003 marketable securities, at market, consisted of:
         Broker/dealer subsidiary
            Publicly held affiliates                                                                        $  5,381,226
            Proprietary trading                                                                                1,105,471
                                                                                                            ------------
               Total marketable securities (cost - $5,271,323)                                              $  6,486,697
                                                                                                            ============



      Included in the broker/dealer's holdings of publicly held affiliates are $3,540,045 of shares (representing approximately 25% of the outstanding shares) of Bexil Corporation and $1,528,841 of shares (representing approximately 20% of the outstanding shares) of Tuxis Corporation, both of which have received shareholder approval to change from registered investment companies to operating companies. Effective January 6, 2004, the Securities and Exchange Commission issued an order declaring that Bexil Corporation had ceased to be a registered investment company under
      Section 8(f) of the Investment Company Act of 1940.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



3.    LEASE COMMITMENTS

      The Company leases office space under a lease which expires September 30, 2008. The future minimum lease payments for years ended December 31, including electricity are as follows:

         2004                                            $   97,100
         2005                                                97,100
         2006                                                97,700
         2007                                               100,200
         2008                                                76,600
                                                         ----------
                                                         $  468,700


4.    SHAREHOLDERS' EQUITY

      The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of Preferred Stock, $.01 par value, authorized. As of December 31, 2003 and 2002, none of the Preferred Stock was issued.


5.    NET CAPITAL REQUIREMENTS

      The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2003, the subsidiary had net capital of approximately $5,592,500; net capital requirements of $100,000; excess net capital of approximately $5,492,500; and the ratio of aggregate indebtedness to net capital was approximately .04 to 1.


6.    STOCK OPTIONS

      On December 6, 1995, the Company adopted a Long-Term Incentive Plan which, as amended, provides for the granting of a maximum of 600,000 options to purchase Class A Common Stock to directors, officers and key employees of the Company or its subsidiaries. As of December 31, 2003, there were 33,500 remaining options available for future issuance under the Plan. With respect to non-employee directors, only grants of non-qualified stock options and awards of restricted shares are available. The three non-employee directors were granted 2,500 options each on December 10, 2002. The option price per share may not be less than the fair value of such shares on the date the option is granted, and the maximum term of an option may not exceed ten years except as to non-employee directors for which the maximum term is five years.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



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


                                                                                             Years Ended December 31,
                                                                                             ------------------------
                                                                                               2003           2002
                                                                                               ----           ----
         Net income                           As reported                                    $730,616       $137,326
                                               Pro forma                                     $730,616       $102,381
         Earnings per share
            Basic As reported                                                                    $.46           $.08
                                               Pro forma                                         $.46           $.06
            Diluted                           As reported                                        $.45           $.08
                                               Pro forma                                         $.45           $.06


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002: 41.18%, risk-free interest rate of 1.17% and expected life of three years for each year.

      A summary of the status of the Company's stock option plans as of December 31, 2003 and 2002, and changes during the years ending on those dates is presented below:


                                                                                                              Weighted
                                                                                          Number              Average
                                                                                            Of                Exercise
         Stock Options                                                                    Shares                Price
         -------------                                                                    --------           -----------
         Outstanding at December 31, 2001                                                   21,000              $1.60
            Granted                                                                         77,500              $1.61
            Canceled                                                                       (17,000)             $1.76
                                                                                        ----------
         Outstanding at December 31, 2002                                                  281,500              $1.59
            Exercised                                                                     (207,500)             $1.62
                                                                                        ----------
         Outstanding at December 31, 2003                                                   74,000              $1.50
                                                                                        ==========



      There were 74,000 and 266,500 options exercisable at December 31, 2003 and 2002 with a weighted-average exercise price of $1.50 and $1.59, respectively. The weighted-average fair value of options granted using the Black Scholes option-pricing model was $.40 for the year ended December 31, 2002.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



      The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                       Weighted-Average
            Range of                               Number                 Remaining               Weighted-Average
         Exercise Prices                        Outstanding            Contractual Life             Exercise Price
         ---------------                        -----------            ----------------           -----------------
         $1.50 - $1.60                             74,000                 3.6 years                    $1.50



      In connection with the exercise of stock options in 2003, the Company redeemed 85,214 shares of Class A Common Stock. In connection with the exercise of the options in prior years, the Company had received from certain officers notes with interest rates ranging from 2.45% to 2.48% per annum payable December 31, 2004. The balance of the notes at December 31, 2002 was $527,041, which was classified as "notes receivable for common stock issued." These notes were paid in full during 2003 by the redemption of 151,197 shares of Class A Common Stock. In addition, there were 66,242 shares of Class A Common Stock redeemed by the Company in 2003 from certain officers and directors.


7.    PENSION PLAN

      The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions are based upon a percentage of earnings of eligible employees and are accrued and funded on a current basis. Total pension expense for the years ended December 31, 2003 and 2002 was approximately $47,200 and $49,500, respectively.


8.    INCOME TAXES

      The provision for income tax expense (benefit) was as follows:

                                                2003                  2002
                                                ----                  ----
            Current
               Federal                       $   16,000            $  (4,500)
               State and local                    8,382               13,800
                                             ----------            ---------
                                                 24,382                9,300
            Deferred                            481,200               69,000
                                             ----------            ---------
                                             $  505,582            $  78,300
                                             ==========            =========

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



      Deferred tax assets (liabilities) are comprised of the following at December 31, 2003:

                                                                                            2003
                                                                                            -----
         Unrealized (appreciation) depreciation on investments                          $  (486,200)
         Accrued expenses                                                                     2,000
         Net capital loss carryforwards                                                      25,000
                                                                                        -----------
             Net deferred tax liabilities                                               $  (459,200)
                                                                                        ===========



      A reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                                     2003                2002
                                                                     ----                ----
         Statutory rate                                              34.0%              34.0%
         Increase in effective tax rate resulting from:
            State income taxes, net of federal benefit                 -                 4.2
            Non-deductible income and expenses - net                  6.9               (1.9)
                                                                     -----              -----
                                                                     40.9%              36.3%
                                                                     =====              =====



9.    RELATED PARTIES

      All investment management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. In addition, during the years ended December 31, 2003 and 2002, the Funds paid approximately $42,000 and $44,000, respectively, for recordkeeping services to ISC, which paid such amounts to certain brokers for performing such services. These reimbursements for recordkeeping services were recorded in management, distribution and other fees.

      The Company's investment manager and distributor subsidiaries waived management and distribution fees from the Funds in the amount of approximately $153,000 and $179,700 for the years ended December 31, 2003 and 2002, respectively.

      Certain officers of the Company also serve as officers and/or directors of the Funds.

      Commencing August 1992, the Company has a key man life insurance policy on the life of the Company's Chairman which provides for the payment of $1,000,000 to the Company upon his death. As of December 31, 2003, the policy had a cash surrender value of approximately $306,400 and is included in other assets in the balance sheet.

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



10.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

      The following details selected financial information by business segment.


                                                           Fund        Publicly Held      Proprietary
         December 31, 2003                               Services          Affiliates        Trading           Total
         -----------------                               --------      ------------------ -------------        -----
         Revenues                                      $  1,473,850      $    753,631      $     473,072    $  2,700,553
         Income from operations                        $    601,239      $    262,730      $     372,229    $  1,236,198
         Depreciation and amortization                 $     57,830      $      8,405      $       1,727    $     67,962
         Capital expenditures                          $     20,476      $        -        $         -      $     20,476
         Gross identifiable assets                     $  2,452,538      $  5,381,226      $   1,105,471    $  8,939,235


                                                           Fund        Publicly Held      Proprietary
         December 31, 2002                               Services          Affiliates        Trading           Total
         -----------------                               --------      ------------------ -------------        -----
         Revenues                                      $  1,526,116      $    464,278      $    (179,626)   $  1,810,768
         Income from operations                        $    507,464      $    (14,348)     $    (277,490)   $    215,626
         Depreciation and amortization                 $     44,739      $     10,312      $       2,108    $     57,159
         Capital expenditures                          $     18,874      $        -        $         -      $     18,874
         Gross identifiable assets                     $  2,819,356      $  4,389,555      $     897,525    $  8,106,436





11.   CONTINGENCIES

      From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 2003, neither the Company nor any of its subsidiaries was involved in any other litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company's accountants on accounting and financial disclosure matters during the two years ended December 31, 2003.

Item 8A.   Controls and Procedures

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

                                    PART III
                                    --------


Item 9.    Directors and Executive Officers

The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.



      Name                          Position                                             Years of Service            Age
      ----                          --------                                             ----------------            ---
                                                                                      Director        Officer
                                                                                      --------        -------
Bassett S. Winmill                  Chairman of the Board                                 27            27           73

Robert D. Anderson                  Vice Chairman of the Board                            27            27           74

Thomas B. Winmill, Esq.             President,                                            15            16           44
                                    General Counsel, Director

Edward G. Webb, Jr.                 Director                                              18*           15**         64

Charles A. Carroll                  Director                                              12             -           73

Mark C. Winmill                     Director                                              14***         16****       46

Marion E. Morris                    Senior Vice President                                  -             3           58

William G. Vohrer                   Treasurer,                                             -             3           53
                                    Chief Accounting Officer

Monica Pelaez, Esq.                 Vice President,
                                    Secretary, Associate General Counsel                   -             4           32



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

THOMAS B. WINMILL, ESQ. - President, General Counsel, Chief Executive Officer and Director. He is also President of the investment companies managed by Company subsidiaries and of certain subsidiaries of the Company. He is also a director and President of Bexil Corporation and a director and general counsel of Tuxis Corporation. He is a director of Golden Cycle Gold Corporation. He is a member of the New York State Bar. He is a member of the New York Section of the Society for Mining, Metallurgy and Exploration, Inc. He is a son of Bassett S. Winmill and brother of Mark C. Winmill.

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

MONICA PELAEZ, ESQ. - Vice President, Secretary and Chief Compliance Officer. She is also Vice President, Secretary and Chief Compliance Officer of certain investment companies managed by Company subsidiaries and certain subsidiaries of the Company, Bexil Corporation and Tuxis Corporation. Previously, she was Special Assistant Corporation Counsel to New York City Administration for Children's Services from 1998 to 2000. She earned her Juris Doctor from St. John's University School of Law in 1997. She is a member of the New York State Bar.

Each director is elected by the vote or written consent of the holder of a majority of the Class B Common Stock and holds office until the next meeting of the Class B common stockholder and until his successor is elected and qualified, or until his earlier death, resignation or removal.

The Company has adopted a Code of Ethic as defined in Item 406 of Regulation S-KB, which code applies to all of its employees, including its principal executive officer, principal financial officer, accounting officer, and persons performing similar functions. The Code of Ethics is available by calling the Company at 1-212-785-0900.

The Audit Committee assists the Company's Board of Directors in its oversight of the quality and integrity of the accounting, audit and reporting practices of the Company. The Audit Committee's role includes discussing with management the Company's processes to manage business and financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management, the internal auditor, and the independent auditors in carrying out its oversight responsibilities.

The Audit Committee of the Board of Directors consists of Charles A. Carroll, Edward G. Webb, Jr. and Mark C. Winmill. Each member of the audit committee is independent as defined under the Nasdaq Marketplace rules except for Mark C. Winmill. The Board of Directors had determined that Charles A. Carroll, Edward
G. Webb, Jr. and Mark C. Winmill have sufficient knowledge in financial and accounting matters to serve on the Committee and each is an "audit committee financial expert" as defined by SEC rules.

Based solely on the information from Forms 3, 4, and 5 furnished to it, the Company believes that the directors, officers, and owners of more than 10 percent of the Class A Common Stock of the Company have filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Forms 4/A were filed on behalf of Charles A. Carroll on April 1, 2004 to amend Forms 4 submitted on January 3, 2001 and February 9, 2001. Additionally, Form 4/A was filed on behalf of Robert D. Anderson on April 1, 2004 to amend Form 4 submitted on September 15, 2003.

Item 10.   Executive Compensation

The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules.

Summary Compensation Table
The following table sets forth, for the three years ended December 31, 2003, the compensation paid to the chief executive and the other officers whose total annual salary and bonus exceeded $100,000 in 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                Annual                            Compensation
                                             Compensation                         ------------
                                          ------------------                        Securities          All Other
    Name And                              Salary       Bonus       Other Annual     Underlying         Compensation
Principal Position                Year      ($)         ($)        Compensation*     Options         ----------------
------------------                ----   ----------------------    -------------   -----------         (a)        (b)
Bassett S. Winmill                2003   $ 100,000(c)  $    -            -                 -         $1,174    $6,000
    Chairman                      2002   $ 131,733(c)  $    -            -            80,000         $1,174    $6,888
                                  2001   $ 315,000     $ 13,125          -            55,000         $3,584    $6,300

Thomas B. Winmill                 2003   $ 100,000(d)  $    -            -                 -         $  120    $5,500
    President and                 2002   $ 110,970(d)  $    -            -            80,000         $  120    $6,600
    Chief Executive Officer       2001   $ 187,500(d)  $ 10,416          -            55,000         $  300    $6,300

Monica Pelaez                     2003   $ 100,000     $  5,769          -             5,000         $   96    $6,346
    Vice President, Secretary     2002   $  80,000     $ 10,000          -             5,000         $   68    $5,400
                                  2001   $  70,000     $  2,969          -             5,000         $   53    $2,975



 * Information omitted as perquisites do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the year for the named executive officers.

(a)   Represents term life insurance

(b)   Represents Company's matching contributions to 401(k) Plan.

(c) Bassett Winmill also received $243,750 and $200,000 in 2003 and 2002, respectively, in compensation and bonus from Bexil Corporation and $200,000 and $175,000 in 2003 and 2002, respectively, in compensation from Tuxis Corporation for his services as Executive Chairman.

(d)   Thomas Winmill also received $471,667,  $350,000 and $62,500 in 2003, 2002 and 2001, respectively, in compensation and bonus from Bexil Corporation for his services as President.

Option Grants Table
-------------------
The following table sets forth, for the year ended December 31, 2003, information regarding the options granted for each of the executive officers named in the Summary Compensation Table.


                                                                                               Potential Realizable
                                                                                               Value At Assumed
                                                                                               Annual Rates Of
                                                                                               Stock Price
                                                                                               Appreciation For
                                              Individual Grants                                Option Term
                        -----------------------------------------------------------------      ------------------------
                        Number Of      % Of Total
                        Securities       Options
                        Underlying      Granted To
                        Options         Employees In         Exercise        Expiration
      Name                Granted         Fiscal Year          Price            Date               5%           10%
      ----              ------------    ---------------     ----------     --------------          --           ---
Bassett S. Winmill           -                 -                -                -              $   -        $   -
Thomas B. Winmill            -                 -                -                -              $   -        $   -
Monica Pelaez                -                 -                -                -              $   -        $   -




Aggregated Option Exercises and Fiscal Year-End Option Value Table
------------------------------------------------------------------

The following table sets forth, for the year ended December 31, 2003, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.

                                                                                    Number of
                                                                                    Shares of
                                                                                  Class A Stock           Value of
                                                      Number of                    Underlying           Unexercised
                                                      Shares of                    Unexercised          In-The-Money
                                                       Class A                      Options at           Options at
                                                        Stock        Dollar        12-31-03 (#)         12-31-03 ($)
                                                     Acquired on     Value         Exercisable/         Exercisable/
Name                                                  Exercise      Realized      Unexercisable        Unexercisable
----                                                 -----------    --------      -------------        --------------
Bassett S. Winmill                                      80,000      $132,275          0 / 0                  $0 / $0
Thomas B. Winmill                                       80,000      $132,275          0 / 0                  $0 / $0
Monica Pelaez                                                0            $0      5,000 / 0             $11,450 / $0


Long-Term Incentive Plan Awards Table
-------------------------------------
There were no long-term incentive plan awards made during the year ended December 31, 2003 to the executive officers named in the Summary Compensation Table.

Compensation of Directors
-------------------------

Edward G. Webb, Jr., Charles A. Carroll and Mark C. Winmill were the only individuals who received compensation for their service as directors of the Company in 2003. They were each paid $500 per quarter as a retainer and $2,000 per quarterly meeting attended plus expenses. For the year ended December 31, 2003, Mr. Webb, Mr. Carroll and Mr. Mark C. Winmill were each paid $10,000 for attending four regular meetings and annual retainer.

Employment Contracts
--------------------

The Company has no employment or termination contracts with any of its employees except to the extent of the agreement described in Notes 9 and 11 to the financial statements.

1995 Long-Term Incentive Plan
-----------------------------

On December 6, 1995, the Board of Directors of the Company ("Board") and the Class B voting common stockholder adopted the Winmill & Co. Incorporated 1995 Long-Term Incentive Plan ("Plan") under which, as amended, a maximum of 600,000 options and stock-based awards (collectively, "Awards") may be made to directors, officers and employees of the Company or its subsidiaries. The amended Plan is described below.

The purpose of the Plan is to assist the Company and its subsidiaries in attracting and retaining officers, directors and others for the benefit of the Company. The Plan also acts as an incentive in motivating selected officers and key employees to achieve long-term objectives of the Company, which is intended to inure to the benefit of all stockholders of the Company. Any proceeds raised by the Company under the Plan will be used for working capital purposes.

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

Subject to whatever installment exercise and waiting period provisions the Board or Committee may impose, options may be exercised in whole or in part at any time prior to expiration of the option by giving written notice of exercise to the Company specifying the number of Shares to be purchased. Such notice must be accompanied by payment in full of the purchase price in such form as the Board or Committee may accept. If and to the extent determined by the Board or Committee in its discretion at or after grant, payment in full or in part may also be made in the form of Shares duly owned by the Participant (and for which the Participant has good title, free and clear of any liens and encumbrances) based on the Fair Market Value of the Shares on the date the option is exercised. In the case of an Incentive Stock Option, however, the right to make payment of the purchase price in the form of Shares may be authorized only at the time of grant.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

(a) Bassett S. Winmill, Chairman of the Board of Directors, owns all of the issued and outstanding shares of the Company's Class B Common Stock, which represents 100% of the Company's voting securities.

(b) The following table sets forth, as of December 31, 2003, information relating to beneficial ownership by individual directors of the Company, executive officers named in the Summary Compensation Table and by directors and executive officers of the Company as a group, of the currently issued and outstanding Class A Common Stock of the Company.

                                                                                  Amount and Nature of           Percent
      Name of Beneficial Owner                                                 Beneficial Ownership (4)         of Class
      ------------------------                                                 ------------------------         --------
      Bassett S. Winmill                                                             185,669                      12.4%
      Thomas B. Winmill                                                              134,481 (1)                   9.0%
      Robert D. Anderson                                                              86,969                       5.8%
      Edward G. Webb, Jr.                                                             21,164 (2)                   1.4%
      Charles A. Carroll                                                              27,500 (2)                   1.8%
      Mark C. Winmill                                                                 47,564                       3.2%
      Monica Pelaez                                                                    5,000 (3)                   0.3%
      All directors and executive officers as a group (7 persons)                    508,447                      33.2%



(1) Includes 10,000 shares held by Thomas B. Winmill's sons, of which he disclaims beneficial ownership.

(2)   Includes options exercisable to purchase 17,500 shares.

(3)   Includes options exercisable to purchase 5,000 shares.

(4) The nature of the beneficial ownership for all the Class A Common Stock is investment power.

Item 12.   Certain Relationships and Related Transactions

The following sets forth the reportable items regarding indebtedness of management in excess of $60,000.

                                      Largest                      Amount
                                     Amount Of                 Outstanding At
Name and Relationship               Indebtedness             December 31, 2003
                                    ------------             -----------------
Bassett S. Winmill, Chairman *        $265,816                      $0
Thomas B. Winmill, President *        $197,398                      $0
Mark C. Winmill, Director *           $225,158                      $0

* In connection with the exercise of stock options and related tax expense, the Company received notes with interest rates ranging from 2.45% to 2.48% per annum payable on December 31, 2004. These notes were fully repaid during 2003.

Item 13. Exhibits, Consolidated Financial Statements and Schedules, and Reports on Form 8-K

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

                    (9)  Not applicable.

                    (10) Material Contracts

                         (a) Investment Management Agreements, Distribution Agreements and Plans of Distribution ("12b-1 Plans") between subsidiaries of the Company and the Funds and Non-Exclusive License Agreements between the Company and the Funds:

                                                                                                           Non-Exclusive
                                                       Management      Distribution      12b-1               License
       Fund                                            Agreement         Agreement       Plan                Agreement
       ----                                            ----------      ------------      -----            -------------
(i)    Foxby Corp.                                         (5)               -             -                    (5)
(ii)   Global Income Fund, Inc.                            (4)               -             -                     -
(iii)  Midas Dollar Reserves, Inc.                         (1)              (1)           (1)                   (3)
(iv)   Midas Fund, Inc.                                    (2)              (2)           (2)                   (3)
(v)    Midas Special Equities Fund, Inc.                   (1)              (1)           (1)                   (3)


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

                                    (5)  Filed as exhibits to Form 10-KSB for
                                         the year ended December 31, 2002 and
                                         incorporated herein by reference.

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

                              (t) Death Benefit Agreement as amended April 2002 filed as exhibit to Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

              (11) Statement Regarding Computation of Per Share Earnings

              (12) Not applicable.

              (13) Not applicable.

              (16) Not applicable.

              (18) Not applicable.

              (21) Wholly-Owned Subsidiaries of the Company

              (23) Not applicable.

              (24) Not applicable.

              (27) Not applicable.

              (28) Not applicable.

              (99) Code of Ethics for Principal Executives and Senior Financial
                   Officers.

    (b) Reports on Form 8-K.

             November 14, 2003 - Regulation FD Disclosure - Financial Results for the third quarter and nine months ended September 30, 2003.

             8-K/A - December 2, 2003 - Regulation FD Disclosure - Financial Results for the third quarter and nine months ended September 30, 2003.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2003 and 2002, the Company was billed the aggregate fees set forth below by Tait, Weller & Baker, the Company's principal accountant during 2003 and 2002:

                                                2003                2002
                                                ----                ----
       Audit Fees                            $  47,500           $  47,500
       Audit Related Fees                        4,000               4,150
       Tax Fees                                 22,065              15,000
       All Other fees                              -                   -
                                             ---------           ---------
       Total Fees                            $  73,565           $  66,650
                                             =========           =========

Audit fees include fees related to the annual independent audit of the Company's financial statements. Audit related fees include fees related to the quarterly review of the Company's Form 10-QSB filings. Tax fees include fees related to the preparation of the annual federal, state and city tax returns and other tax services.

The Audit Committee also has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor of the Company. The policy requires that all services Tait, Weller & Baker, the Company's independent auditor, may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee approved all audit and tax services provided by Tait, Weller & Baker.

                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     WINMILL & CO. INCORPORATED


March 31, 2004                         By:   /s/ William G. Vohrer
                                             -----------------------------------
                                                 William G. Vohrer
                                                 Chief Financial Officer,
                                                 Treasurer, Chief Accounting
                                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 31, 2004                         By:   /s/ Thomas B. Winmill
                                             -----------------------------------
                                                 Bassett S. Winmill, Chairman of
                                                 the Board, Director
                                                 Thomas B. Winmill on behalf of
                                                 Bassett S. Winmill by Power of
                                                 Attorney signed 12/11/01


March 31, 2004                         By:   /s/ Thomas B. Winmill
                                             -----------------------------------
                                                 Robert D. Anderson, Vice
                                                 Chairman, Director
                                                 Thomas B. Winmill on behalf of
                                                 Robert D. Anderson by Power of
                                                 Attorney signed 12/11/01


March 31, 2004                         By:   /s/ Thomas B. Winmill
                                             -----------------------------------
                                                 Thomas B. Winmill, Esq.,
                                                 President
                                                 Chief Executive Officer,
                                                 General Counsel, Director


March 31, 2004                         By:   /s/ Thomas B. Winmill
                                             -----------------------------------
                                                 Edward G. Webb, Jr., Director
                                                 Thomas B. Winmill on behalf of
                                                 Edward G. Webb, Jr. by Power of
                                                 Attorney signed 12/11/01


March 31, 2004                         By:   /s/ Thomas B. Winmill
                                             -----------------------------------
                                                 Charles A. Carroll, Director
                                                 Thomas B. Winmill on behalf of
                                                 Charles A. Carroll by Power of
                                                 Attorney signed 12/11/01


March 31, 2004                         By:   /s/ Thomas B. Winmill
                                             -----------------------------------
                                                 Mark C. Winmill, Director
                                                 Thomas B. Winmill on behalf of
                                                 Mark C. Winmill by Power of
                                                 Attorney signed 12/11/01

                         Certification Under Section 906
                        Of The Sarbanes-Oxley Act of 2002



Certification of Periodic Financial Report
Pursuant to 18 U.S. C. Section 1350


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Winmill & Co. Incorporated (the "Company") certifies that the Annual Report on Form 10-KSB of the Company of the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: March 31, 2004                        /s/ Thomas B. Winmill
                                             -----------------------------------
                                                 Thomas B. Winmill
                                                 Chief Executive Officer and
                                                 President



Dated: March 31, 2004                        /s/ William G. Vohrer
                                             -----------------------------------
                                                 Chief Financial Officer,
                                                 Treasurer, Chief Accounting
                                                 Officer

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

Date:   March 31, 2004


                              /s/ Thomas B. Winmill
                            - ----------------------
                             Chief Executive Officer

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

Date:  March 31, 2004


                              /s/ William G. Vohrer
                             -----------------------
          Chief Financial Officer, Treasurer, Chief Accounting Officer

                                INDEX TO EXHIBITS



(3)  Exhibits

        (11)   Statement Regarding Computation of Per Share Earnings.

        (21)   Wholly-Owned Subsidiaries of the Company.

        (99) Code of Ethics for Principal Executives and Senior Financial Officers.