Form 10QSB
period 2004-03-31
WINMILL & CO INC
filed 2004-05-13
CIK 52234

As filed with the Securities and Exchange Commission on May 13, 2004





                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
   X           Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                                       or

 _____         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the Transition Period From _____________ to ____________


For Quarter Ended March 31, 2004           Commission File Number 0-9667


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


     The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2004 were as follows:

   Class A Common Stock non-voting, par value $.01 per share - 1,510,867 shares

   Class B Common Stock voting, par value $.01 per share - 20,000 shares

                           WINMILL & CO. INCORPORATED
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2004


                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet
 -(Unaudited) March 31, 2004                                                 3

Condensed Consolidated Statements of Income (Loss)
 -(Unaudited) Three Months Ended March 31, 2004
    and March 31, 2003                                                       4

Condensed Consolidated Statements of Cash Flows
 -(Unaudited) Three Months Ended March 31, 2004
    and March 31, 2003                                                       5

Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                 11

Item 3.  Controls and Procedures                                            14

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         During the Period Covered by This Report                           14

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K                                   14


CERTIFICATION SIGNATURES                                                    17

                           WINMILL & CO. INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                          $ 1,174,258
  Marketable securities (Note 2)                                       8,288,648
  Management, distribution, and other fees receivable                    118,506
  Other receivables                                                      120,856
  Prepaid expenses and other current assets                               88,969
                                                                          ------
    Total Current Assets                                               9,791,237
                                                                       ---------

Equipment, furniture and fixtures, net                                    66,855
Intangible assets, net                                                   568,296
Other assets (Note 9)                                                    327,791
                                                                         -------
                                                                         962,942
    Total Assets                                                     $10,754,179
                                                                     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accrued professional fees                                             $ 49,735
  Accrued payroll and other related costs                                125,125
  Accrued other expenses                                                  99,301
  Other current liabilites                                                 1,568
  Deferred income tax                                                  1,178,000
                                                                       ---------

    Total Current Liabilities                                          1,453,729
                                                                       ---------

Shareholders' Equity: (Notes 4, 5, and 6)

  Common Stock, $0.1 par value
  Class A, 10,000,000 shares authorized;
   1,510,867 shares issued and outstanding                                15,108
  Class B, 20,000 shares authorized;
   20,000 shares issued and outstanding                                      200
  Additional paid-in capital                                           5,815,564
  Retained earnings                                                    3,469,578
                                                                       ---------
    Total Shareholders' Equity                                         9,300,450
                                                                       ---------
    Total Liabilities and Shareholders' Equity                       $10,754,179
                                                                     ===========


See accompanying notes to the condensed consolidated financial statements.


                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                                                                        Three Months
                                                                                                       Ended March 31,
                                                                                        ------------------------------------------

                                                                                                 2004                2003
                                                                                                 ----                ----

Revenues:
  Management, distribution, and other fees                                                  $  402,705           $  336,882
  Dividends, interest and other                                                                  2,448               38,647
  Net unrealized appreciation (depreciation) of publicly
   held affiliates and unrealized and
   realized gains (losses) on proprietary trading                                            1,800,433             (223,406)
                                                                                            ----------             ---------
                                                                                             2,205,586              152,123
                                                                                             ----------            ---------
Expenses:
  General and administrative                                                                   191,170               181,763
  Marketing                                                                                    118,068                99,633
  Expense reimbursements to the Funds (Note 9)                                                  39,223                38,538
  Professional fees                                                                             21,000                17,000
  Amortization and depreciation                                                                 18,642                17,059
                                                                                               -------               -------
                                                                                               388,103               353,993
                                                                                               -------               -------

Income (loss) before income taxes                                                            1,817,483              (201,870)
Income taxes (credit) provision (Note 8)                                                       728,400               (89,800)
                                                                                              --------               --------
Net income (loss)                                                                          $ 1,089,083            $ (112,070)
                                                                                          ============            ===========

Per share net income (loss):

  Basic                                                                                          $0.73                $(0.07)
  Diluted                                                                                        $0.72                $(0.07)

Average shares outstanding:

  Basic                                                                                      1,499,136             1,588,820
  Diluted                                                                                    1,517,577             1,588,820


See accompanying notes to the condensed consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Three Months
                                                                                                   Ended March 31,

                                                                                              2004                2003
                                                                                              ----                ----
Cash Flows from Operating Activites
 Net income                                                                               $ 1,089,083         $ (112,070)
                                                                                          -----------         ----------
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                                               18,642             16,690
   Increase (decrease) in deferred income taxes                                               718,800            (94,500)
   Increase in cash value of life insurance                                                    (8,250)            (8,234)
   Net unrealized (appreciation) depreciation of publicly held
    affiliates and on proprietary securities trading                                       (1,800,433)           223,743


  (Increase) decrease in: Management, distribution and other
     fees receivable                                                                            3,307             51,372
    Dividends, interest and other receivables                                                  16,009               (579)
    Prepaid expenses and other current assets                                                  47,858              8,731
    Other assets                                                                               14,807               (493)

  Increase (decrease) in:
    Accounts payable                                                                                -            (10,987)
    Accrued professional fees                                                                 (47,339)            (3,550)
    Accrued payroll and other related costs                                                   100,125            (25,000)
    Accrued other expenses                                                                     22,949              1,956
                                                                                          -----------        -----------
  Total adjustments                                                                          (913,525)           159,149
                                                                                          -----------        -----------

    Net cash provided by operating activities                                                 175,558             47,079
                                                                                          -----------        -----------

Cash Flows from Investing Activites:
    Proprietary securities trading sales                                                        5,327                864
    Proprietary securities trading purchases                                                  (40,339)           (34,603)
    Capital expenditures                                                                       (6,039)            (2,949)
                                                                                          -----------        -----------

     Net cash used for investing activities                                                   (41,051)           (36,688)
                                                                                          -----------        -----------

Cash Flows from Financing Activities:

   Issuance of stock                                                                           70,263                  -
   Purchase of treasury stock                                                                (138,938)                 -
   Repayment of notes receivable                                                                    -              5,431
                                                                                          -----------        -----------
    Net cash provided by (used for) financing activities                                      (68,675)             5,431
                                                                                          -----------        -----------

    Net increase in cash and cash equivalents                                                  65,832             15,822

Cash and Cash Equivalents
  At beginning of period                                                                    1,108,426          1,254,528
                                                                                          -----------        -----------
  At end of period                                                                         $ 1,174,28        $ 1,270,350
                                                                                          ===========        ===========

Supplemental disclosure: The Company paid no Federal income tax during the three months ended March 31, 2004 and 2003.


See accompany notes to the condensed consolidated financial statements.

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Winmill & Co. Incorporated ("Company") is a holding company with subsidiaries operating in three segments:

          Fund services consisting primarily of investment management and distribution for the three open-end funds in the Midas Funds family and two closed-end funds, Foxby Corp. and Global Income Fund, Inc.;

          Proprietary securities trading by the Company's broker/dealer subsidiary;

          Publicly held affiliates, including Bexil Corporation (Amex Symbol:
          BXL); Tuxis Corporation (Amex Symbol: TUX); Foxby Corp. (Amex Symbol:
          FXX); and, Global Income Fund, Inc. (Amex Symbol: GIF). The marketable securities of these affiliates are held by the Company's broker/dealer subsidiary. As with marketable securities held by broker/dealers generally, these securities are valued at market with unrealized gains and losses included in earnings. The businesses of Bexil and Tuxis are, respectively, insurance services and real estate.

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

     CASH AND CASH EQUIVALENTS

     Investments in money market funds are considered to be cash equivalents. At March 31, 2004, the Company and subsidiaries had invested approximately $695,500 in an affiliated money market fund.

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

     EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures are recorded at cost and are depreciated on the straight-line basis over their estimated lives of 3 to 10 years. At March 31, 2004 accumulated depreciation amounted to approximately $841,900.

     INTANGIBLE ASSETS

     As of March 31, 2004, the Company's carrying value of intangible assets was approximately $810,700 with accumulated amortization of approximately $242,400. These intangible assets are being amortized over their useful lives, which is fifteen years. In addition, intangible assets are reviewed for impairment and the remaining useful life evaluated at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

     SEGMENT INFORMATION

     The Company's operations are classified into three segments - fund services, publicly held affiliates, and proprietary trading.

     EARNING PER SHARE

     Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earning per share:

                                                                         Three Months
                                                                        Ended March 31,
                                                        --------------------------------------------

                                                                2004                    2003
                                                                ----                    ----
Numerator for basic and diluted earnings per share:
  Net income (loss)                                          $1,089,083             $ (112,070)
                                                        ===================     ====================

Denominator:
  Denominator for basic
   earning per share:
  Weighted-average shares                                     1,499,136              1,588,820
  Effect of dilutive securities:
   Employee stock options                                        18,441                      -
                                                        -------------------     --------------------


Denominator for diluted earnings per share:
  adjusted weighted-average shares
  and assumed conversion                                      1,517,577              1,588,820
                                                        ===================     ====================


2.   MARKETABLE SECURITIES

Marketable securities held by the Company's broker/dealer subsidiary, valued at market at March 31, 2004, consisted of:


Securities of publicly held affiliates                       $ 7,101,813
Proprietary trading positions                                  1,186,835
                                                               ---------

   Total marketable securities (cost $5,276,777)             $ 8,288,648
                                                             -----------

Included as the Company's publicly held affiliates are Bexil Corporation (AMEX symbol: BXL) and Tuxis Corporation (AMEX symbol: TUX). The Company's wholly owned broker/dealer is owner of 222,672 shares (with a market value at March 31, 2004 of $4,898,176) of common stock of Bexil, or approximately 25.3% of Bexil's 879,591 outstanding shares and 199,865 shares (with a market value at March 31, 2004 of $1,898,722) of common stock of Tuxis, or approximately 20.3% of Tuxis' 983,776 outstanding shares. Bexil's registration as an investment company ceased on January 6, 2004. Tuxis is currently an investment company, although it has received board and shareholder approval to deregister and filed an application with the Securities and Exchange Commission to deregister on May 3, 2004. The other publicly held affiliates of the Company whose shares are held by its broker/dealer subsidiary are Global Income Fund, Inc. (AMEX symbol: GIF) and Foxby Corp. (AMEX symbol: FXX).

3.   LEASE COMMITMENTS

The Company leases office space under a lease agreement which expires September 30, 2008. The future minimum rental amounts for the five year period, including electricity, are as follows:

           Year                     Amount
        ----------            -----------------
           2004                    $ 97,100
           2005                      97,100
           2006                      97,700
           2007                     100,200
           2008                      76,600
                              -----------------
                                   $468,700
                              =================

4.   SHAREHOLDERS' EQUITY

The Class A and Class B Common Stock are identical in all respects except for voting rights, which are vested solely in the Class B Common Stock. The Company also has 1,000,000 shares of preferred stock, $0.1 par value, authorized. As of March 31, 2004, none of the Preferred Stock was issued.

5.   NET CAPTIAL REQUIREMENTS

The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At March 31, 2004, the subsidiary had: net capital of approximately $6,512,900; net capital requirements of $100,000; excess net capital of approximately $6,412,900; and the ratio of aggregate indebtedness to net capital was approximately 0.01 to 1.

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

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Pro forma compensation cost for the Company's plan is required by Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS
123. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 Three Months
                                                                Ended March 31,
                                                         --------------------------
                                                         2004                  2003
                                                         ----                  ----
Net income (loss)               As reported          $ 1,089,083           $ (112,070)
                                  Pro forma          $ 1,089,083           $ (112,070)

Earning per share

              Basic             As reported               $ 0.73              $ (0.07)
                                  Pro forma               $ 0.73              $ (0.07)

              Diluted           As reported               $ 0.72              $ (0.07)
                                  Pro forma               $ 0.72              $ (0.07)


The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.


A summary of the status of the Company's stock option plan as of March 31, 2004 and changes during the period ending on that date are presented below:

                                                                         Weighted
                                             Number                       Average
                                               Of                        Exercise
Stock Options                                Shares                        Price
-------------                           ----------------             ----------------
Outstanding at Decemeber 31, 2003            74,000                       $1.50
Exercised                                   (46,750)                      $1.50
                                        ----------------
Outstanding at March 31, 2004                27,250                       $1.50
                                        ================

There were 27,250 options exercisable at March 31, 2004 with a weighted-average exercise price of $1.50. There were no options granted during the three months ended March 31, 2004.
                                        9

The following table summarized information about stock options outstanding at March 31, 2004:

                                                                  Weighted-Average
         Range of                           Number                    Remaining                   Weighted-Average
      Exercise Prices                     Outstanding             Contractual Life                 Exercise Price
      ---------------                     -----------             ----------------                ----------------
       $1.50 - $1.51                         27,250                  2.16 years                         $1.50

7.   Pension Plan

The Company has a 401(k) retirement plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total pension expense for the three months ended March 31, 2004 and March 31, 2003 were $14,811 and $11,565 respectively.

8.   Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2004 and 2003 is as follows:

                                            2004                          2003
                                            ----                          ----

Current
  Federal                                  $8,300                       $4,000
  State and local                           1,500                          700
                                         --------                     --------
                                            9,800                        4,700
Deferred                                  718,600                      (94,500)
                                         --------                     --------
                                         $728,400                     $(89,800)
                                        =========                    =========


Deferred tax credits of $1,178,000 are derived primarily from net unrealized appreciation of publicly held affiliates and proprietary trading at March 31, 2004.

9.    RELATED PARTIES

All management and distribution fees are a result of services provided to the Funds. All such services are provided pursuant to agreements that set forth the fees to be charged for these services. These agreements are subject to annual review and approval by each Fund's Board of Directors and a majority of the Fund's non-interested directors. During the quarters ended March 31, 2004 and 2003, the Funds paid approximately $16,000 and $9,900 respectively, for record keeping services to the Company's broker/dealer subsidiary, which paid such amounts to certain brokers for performing such services. These reimbursements for record keeping services are included in management, distribution and other fees on the income statement.

The Company's investment managers and distributor waived management and distribution fees and reimbursed expenses to the Funds in the amounts of $39,224 and $38,538 for the quarters ended March 31, 2004 and 2003, respectively.

Certain officers of the Company also serve as officers and/or directors of the Funds and its publicly held affiliates. Bexil shares common office space and various general and administrative expenses with the Company. The Company is expected to be reimbursed by Bexil for these expenses and for the three months ending March 31, 2004, the Company has recorded a receivable of approximately $29,000.

Commencing August 1992, the Company obtained a key man life insurance policy on the life of the Company's Chairman, which provides for the payment of $1,000,000 to the Company upon his death. As of March 31, 2004, the policy had a cash surrender value of approximately $314,600 and is included in other assets in the balance sheet.

10.      FINANCIAL INFORMATION BY BUSINESS SEGEMENT

The following details selected financial information by business segment.

March 31, 2004                                          Fund             Publicly Held          Proprietary
                                                      Services             Affiliates             Trading                Total
                                                --------------------- --------------------- --------------------- ------------------
Revenues                                               $402,724           $ 1,720,587            $ 82,275           $ 2,205,586
Income from operations                                  193,442             1,568,146              55,866             1,817,454
Depreciation and amortization                             4,198                12,311               2,133                18,642
Capital expenditures                                      6,039                     -                   -                 6,039
Gross identifiable assets                             2,422,035             7,101,813           1,230,331            10,754,179


March 31, 2003                                          Fund             Publicly Held          Proprietary
                                                      Services             Affiliates             Trading                Total
                                                --------------------- --------------------- --------------------- ------------------

Revenues                                               $350,768             $(132,966)           $(65,679)            $ 152,123
Income from operations                                  134,996              (248,345)            (88,521)             (201,870)
Depreciation and amortization                             6,135                 8,750               1,805                16,690
Capital expenditures                                      2,949                     -                   -                 2,949
Gross identifiable assets                             2,862,786             4,256,590             842,685             7,962,061


11.  CONTINGENCIES

From time to time, the Company and/or its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of March 31, 2004, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, would have a material adverse impact on the consolidated financial statements.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

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

The Company's publicly held affiliates include Bexil Corporation (AMEX symbol:
BXL) and Tuxis Corporation (AMEX symbol: TUX). The Company's wholly owned broker/dealer is the owner of 222,672 shares (with a market value at March 31, 2004 of $4,868,176) of common stock of Bexil, or approximately 25.3% of Bexil's 879,591 outstanding shares and 199,865 shares (with a market value at March 31, 2004 of $1,898,722) of common stock of Tuxis, or approximately 20.3% of Tuxis' 983,776 outstanding shares. As with marketable securities of the broker/dealer subsidiary generally, the shares of Bexil and Tuxis are valued at market with unrealized gains and losses included in earnings. Accordingly, each dollar change in the market value of a share of Bexil and Tuxis affects revenue and pre-tax income of the Company by approximately $222,672 and $199,865, respectively.

Total revenues of $2,205,586 increased $2,053,463 from $152,123, primarily due to net unrealized appreciation of publicly held affiliates and unrealized and realized gains on proprietary trading revenue of $1,800,433 compared to a loss of $223,406 in the prior period. Offsetting this was a decrease in dividends, interest and other of $36,199 or 93.67%. Management, distribution and other fees increased $65,823 due to higher average net assets in the Funds. Average net assets under management for the three months ended March 31, 2004 was $135.6 million versus $121.6 million for the same period for 2003.

Total expenses increased $34,110 or 9.64% versus the period last year. General and administrative expenses increased $9,407 or 5.18% due to higher employee costs. Marketing expense increased $18,435 or 18.50% due to increased marketing activity. Professional fees increased $4,000 or 23.53%. Amortization and depreciation expense increased $1,583 or 9.28%.

Net income for the period was $1,089,083 or $.72 per share on a diluted basis as compared to net loss of $112,070 or $.07 per share on a diluted basis for the quarter ended March 31, 2003.

Forward-Looking Information

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward-looking statements include the following: anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Part II. Other Information

Items 4. Submission of Matters to a Vote of Security Holders During the Period Covered by This Report

None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K were filed during the quarter covered by this reports as follows:

8-K March 31, 2004 - Financial Results for the Year Ended December 31, 2003.

8-K/A April 5, 2004 - Financial Results for the Year Ended December 31, 2003.

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


                                               WINMILL & CO. INCORPORATED


May 13, 2004        By:   /s/William G. Vohrer
                             -------------------------------------------
                             William G. Vohrer
                             Chief Financial Officer, Treasurer, Chief
                             Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


May 13, 2004        By:   /s/Thomas B. Winmill
                             -------------------------------------------
                             Bassett S. Winmill, Chairman of the Board, Director Thomas B. Winmill on behalf of Bassett S. Winmill by Power of Attorney signed 12/11/01


May 13, 2004        By:   /s/Thomas B. Winmill
                             -------------------------------------------
                             Robert D. Anderson, Vice Chairman, Director
                             Thomas B. Winmill on behalf of Robert D. Anderson by Power of Attorney signed 12/11/01


May 13, 2004        By:   /s/Thomas B. Winmill
                             -------------------------------------------
                             Thomas B. Winmill, Esq., President
                             Chief Executive Office, General Counsel, Director


May 13, 2004        By:   /s/Thomas B. Winmill
                             -------------------------------------------
                             Edward G. Webb, Jr., Director
                             Thomas B. Winmill on behalf of Edward G. Webb, Jr. by Power of Attorney signed 12/11/01


May 13, 2004        By:   /s/Thomas B. Winmill
                             -------------------------------------------
                             Charles A. Carroll, Director
                             Thomas B. Winmill on behalf of Charles A. Carroll by Power of Attorney signed 12/11/01


May 13, 2004        By:   /s/Thomas B. Winmill
                             -------------------------------------------
                             Mark C. Winmill, Director
                             Thomas B. Winmill on behalf of Mark C. Winmill by Power of Attorney signed 12/11/01

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of
Winmill & Co. Incorporated

We have reviewed the accompanying balance sheet and statements of income (loss) of Winmill & Co. Incorporated and consolidated subsidiaries as of March 31, 2004 and for the three-month period ended March 31, 2004. These financial statements are the responsibility of the company's management.

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



Philadelphia, Pennsylvania
May 13, 2004

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

Date: May 13, 2004

                              /s/ Thomas B. Winmill
                            -------------------------
                             Chief Executive Officer

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

Date: May 13, 2004
                              /s/ William G. Vohrer
                            -------------------------
                             Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
May 13, 2004

                         CFO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
G. Vohrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/William G. Vohrer
William G. Vohrer
Chief Financial Officer
May 13, 2004