Form 10KSB/A
period 2003-12-31
WINMILL & CO INC
filed 2004-06-25
CIK 52234

As filed with the Securities and Exchange Commission on June 25, 2004

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB / A

(Mark One)
       X          Annual Report Pursuant to Section 13 or 15(d) of the
    -------        Securities Exchange Act of 1934 [Fee Required]
                    For the fiscal year ended December 31, 2003
                                       or
                  Transition Report Pursuant to Section 13 or 15(d) of the
    -------         Securities Exchange Act of 1934 [No Fee Required]

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

The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2004:

Class A Non-Voting Common Stock, par value $.01 per share - 1,493,367 shares Class B Voting Common Stock, par value $.01 per share - 20,000

                                     PART I

Item                                                                        Page

   1.    Business                                                              1

   2.    Properties                                                            4

   3.    Legal Proceedings                                                     4

   4.    Submission of Matters to a Vote of Security Holders                   4



                                     PART II

   5.    Market for Company's Common Equity and Related Stockholder Matters    5

   6.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6

   7.    Financial Statements and Supplementary Data                           8

   8.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             23

   8A.   Controls and Procedures                                              23



                                    PART III

   9.    Directors and Executive Officers                                     24

  10.    Executive Compensation                                               26

  11.    Security Ownership of Certain Beneficial Owners and Management       33

  12.    Certain Relationships and Related Transactions                       33

  13.    Exhibits, Consolidated Financial Statements and Schedules,
         and Reports on Form 8-K                                              34

  14.    Principal Accountant Fees and Services                               37

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

                          2003                             2002
                -------------------------        -------------------------
                    High          Low                 High         Low
First Quarter     $1.7400       $1.4800            $1.6700      $1.4800
Second Quarter    $2.2700       $1.4800            $1.8500      $1.4200
Third Quarter     $3.7000       $2.0500            $1.7000      $1.4600
Fourth Quarter    $4.1500       $3.3200            $1.7500      $1.4200


Equity Compensation Plan Information

                                                                            Number of
                                 Number of Class A     Weighted-            Class A shares
                                 shares to be issued   average price        remaining available
                                 upon exercise of      of outstanding       for future issuance
                                 outstanding options   options, warrants    under equity
                                 warrants and rights   and rights           compensation plans
Equity Compensation Plans
   approved by security holders      74,000             $ 1.50                  33,500

Equity Compensation Plans not
   approved by security holders          -                  -                       -
                                    -------            -------                 -------
Total                                74,000             $ 1.50                  33,500
                                    =======            =======                 =======

Purchases Of Equity Securities By The Issuer

                                                      Total         Maximum
                                                     Number of    Number (or
                                                      Shares     Approximate
                                                     or Units)   Dollar Value)
                                                    Purchased    of Shares
                              Total      Average    asPart of  (or Units) that
                             Number of    Price      Publicly     May Yet Be
                              Shares    Price Per   Announced    Purchased
                            (or Units)    Share      Plans or   Under the Plans
Period                       Purchased  (or Unit)   Programs     or Programs

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

                                                         December 31,
                                                 2003                 2002
                                                 ----                 ----
       Working Capital                        $3,376,344           $3,373,416
       Total Assets                           $8,939,235           $8,106,436
       Long-Term Debt                          $      -            $       -
       Shareholders' Equity                   $8,280,041           $7,889,020

For the year ended 2003, working capital, total assets and shareholders' equity increased $2,928, $832,799 and $391,021, respectively. Working capital, total assets and shareholders' equity increased primarily due to the realized and unrealized losses from proprietary securities trading.

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

As discussed in Note 12 to the financial statements, the Company separated and reclassified securities subject to restrictions and reclassified related deferred income taxes from current assets and liabilities to non-current assets and liabilities on the consolidated balance sheet and restated the net capital and the ratio of aggregate indebtedness to net capital of the Company's broker/dealer subsidiary as a result of the securities subject to restrictions. The consolidated financial statements have been restated to reflect this reclassification. This restatement did not change net income, earnings per share, or total shareholders' equity.



                                       TAIT, WELLER & BAKER

Philadelphia, Pennsylvania
January 23, 2004, except for Note 12,
as to which the date is June 17, 2004

                           WINMILL & CO. INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003


                                     ASSETS
Current Assets:
   Cash and cash equivalents                                        $  1,108,426
   Marketable securities (Note 2)                                      1,105,471
   Securities - restricted (Note 2)                                    1,131,931
   Management, distribution and other fees receivable                    121,813
   Dividends, interest and other receivables                              96,000
   Prepaid expenses and other current assets                             136,827
   Refundable income taxes                                                 7,370
                                                                    ------------
      Total Current Assets                                             3,707,838
                                                                    ------------
Securities - restricted (Note 2)                                       4,249,295
Equipment, furniture and fixtures, net                                    65,015
Intangible assets, net                                                   581,796
Other assets (Note 10)                                                   335,291
                                                                    ------------
                                                                       5,231,397
      Total Assets                                                  $  8,939,235
                                                                    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accrued professional fees                                        $     97,075
   Accrued payroll and other related costs                                25,000
   Accrued other expenses                                                 76,351
   Deferred income taxes (Note 8)                                        131,500
   Other current liabilities                                               1,568
                                                                    ------------
      Total Current Liabilities                                          331,494
                                                                    ------------
Deferred income taxes (Note 8)                                           327,700
                                                                    ------------
Shareholders' Equity (Notes 4, 5, and 6)
   Common Stock, $.01 par value
   Class A, 10,000,000 shares authorized;
      1,493,667 shares issued                                             14,933
   Class B, 20,000 shares authorized;
      20,000 shares issued and outstanding                                   200
   Additional paid-in capital                                          5,884,414
   Retained earnings                                                   2,380,494
                                                                    ------------
      Total Shareholders' Equity                                       8,280,041
                                                                    ------------
      Total Liabilities and Shareholders' Equity                    $  8,939,235
                                                                    ============

See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31,



                                                    2003                2002
                                                    ----                ----
Revenues:
   Management, distribution and
   other fees                                  $  1,459,747         $  1,469,731
   Realized and unrealized gains
   (losses) from investments                      1,211,157              161,794
   Dividends, interest and other                     29,649              179,243
                                               ------------         ------------
                                                  2,700,553            1,810,768
                                               ------------         ------------

Expenses:
   General and administrative                       725,016              772,827
   Marketing                                        441,876              493,405
   Expense reimbursements to the
   Funds (Note 9)                                   153,001              179,716
   Professional fees                                 76,500               92,035
   Depreciation and amortization                     67,962               57,159
                                               ------------         ------------
                                                  1,464,355            1,595,142
                                               ------------         ------------

Income before income taxes                        1,236,198              215,626
Income taxes (Note 8)                               505,582               78,300
                                               ------------         ------------
Net Income                                     $    730,616        $     137,326
                                               ============        =============

Per Share Data:
   Basic
      Net income                                    $   .46               $  .08
                                                    =======               ======
   Diluted
      Net income                                    $   .45               $  .08
                                                    =======               ======

Average Shares Outstanding:
   Basic                                          1,596,946            1,638,403
                                                  =========            =========
   Diluted                                        1,631,344            1,649,129
                                                  =========            =========



See accompanying notes to consolidated financial statements.

                           WINMILL & CO. INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     Years Ended December 31, 2003 and 2002




                                      Number of Shares                                    Amount
                                   ----------------------  ---------------------------------------------------------------------

                                                                                               Notes
                                                                                               Receivable
                                                                                               For
                                                                                   Additional  Common                  Treasury
                                   Class A     Class B     Class A     Class B     Paid-In     Stock       Retained    Stock
                                   Common      Common      Common      Common      Capital     Issued      Earnings    Class A
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance, December 31, 2001         $1,628,320  $  20,000  $  16,283    $    200    $6,807,985 $ (597,736)  $1,512,552  $       -
Net income                                 -          -          -           -             -          -       137,326          -
Other comprehensive income
  Unrealized losses on investments         -          -          -           -             -          -            -           -
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Comprehensive income

Repayment of notes receivable             -            -           -           -           -       70,695          -           -
Purchase of treasury stock           (39,800)          -           -           -           -           -           -      (58,108)
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance, December 31, 2002          1,588,520      20,000      16,283         200   6,807,985    (527,041)  1,649,878     (58,108)

Net income                                 -           -           -           -           -           -      730,616          -
Other comprehensive income
   Unrealized gains on
     marketable securities                 -           -           -           -           -           -           -           -
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Comprehensive income

Issuance of stock in connection
   with exercise of stock options     207,500          -        2,075          -      333,800          -           -           -
Redemption of stock                  (302,653)         -       (3,027)         -   (1,257,371)         -           -           -
Cancellation of treasury of stock          -           -         (398)         -           -           -           -       58,108
Repayment of notes receivable              -           -           -           -           -      527,041          -           -
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2003          1,493,367      20,000  $   14,933  $      200  $5,884,414  $       -   $2,380,494  $       -
                                   ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========




                                                 ------------------------------
                                                  Accumulated
                                                     Other            Total
                                                 Comprehensive    Shareholders'
                                                     Income           Equity
                                                 -------------    -------------

Balance, December 31, 2001                        $    9,562       $ 7,748,846

Net income                                               -             137,326
Other comprehensive income
   Unrealized losses on investments                   (9,739)           (9,739)
                                                  ----------       -----------
   Comprehensive income                                                127,587
                                                                   -----------
Repayment of notes receivable                            -              70,695
Purchase of treasury stock                               -             (58,108)
                                                  ----------       -----------

Balance, December 31, 2002                              (177)        7,889,020
Net income                                               -             730,616
Other comprehensive income
   Unrealized gains on
     marketable securities                               177               177
                                                  ----------       -----------
   Comprehensive income                                                730,793
                                                                   -----------
Issuance of stock in connection
   with exercise of stock options                        -            335,875
Redemption of stock                                      -         (1,260,398)
Cancellation of treasury of stock                        -             57,710
Repayment of notes receivable                            -            527,041
                                                  ----------      -----------
Balance, December 31, 2003
                                                  $      -         $ 8,280,041
                                                  ==========       ===========

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

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



 The following table sets forth the computation of basic and diluted earnings per share:

                                                            2003         2002
                                                            ----         ----
  Numerator for basic and diluted earnings per share:
     Net income                                        $   730,616   $   137,326
                                                       ===========   ===========
  Denominator
     Denominator for basic earnings per share:
        Weighted-average shares                          1,596,946     1,638,403
     Effect of dilutive securities:
        Employee Stock Options                              34,398        10,726
                                                       -----------   -----------
  Denominator for diluted earnings per share:
     adjusted weighted - average shares and              1,631,344     1,649,129
     assumed conversions                               ===========   ===========


2.  MARKETABLE SECURITIES

    At December 31, 2003 marketable securities and marketable securities subject to restrictions, at market, consisted of:

    Broker/dealer subsidiary
     Marketable securities
      Proprietary trading - equities and mutual funds
      (cost $833,755)                                                $ 1,105,471
                                                                    ============
     Securities - restricted
      Publicly-held affiliates (cost $4,437,568)                     $ 5,381,122
      Less:  currently marketable                                      1,131,931
                                                                    ------------
      Securities - restricted - non current                          $ 4,249,295
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

    Restricted securities are shares of publicly held affiliates whose public sale is subject to a trading volume formula. The trading volume formula limits the sale of such shares pursuant to Rule 144 of the Securities Act of 1933 in any three month period to the greater of (a) 1% of the outstanding shares of the same class being sold by the affiliates or (b) the average weekly reported trading volume during the four calendar weeks preceding the sale. Shares which would be salable under this formula in the next 12 month period are classified as current assets in the consolidated balance sheet and shares in excess of this formula are classified as noncurrent restricted securities.

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


5.  NET CAPITAL REQUIREMENTS

    The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2003, the subsidiary had net capital of approximately $1,760,000; net capital requirements of $100,000; excess net capital of approximately $1,660,000; and the ratio of aggregate indebtedness to net capital was approximately .11 to 1.


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

                                                      Years Ended December 31,
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

    A summary of the status of the Company's stock option plans as of December 31, 2003 and 2002, and changes during the years ending on those dates is presented below:

                                                                       Weighted
                                                 Number                 Average
                                                   Of                  Exercise
      Stock Options                              Shares                  Price
      -------------                             --------             -----------
      Outstanding at December 31, 2001          221,000                 $1.60
         Granted                                 77,500                 $1.61
         Canceled                               (17,000)                $1.76
                                              ---------
      Outstanding at December 31, 2002          281,500                 $1.59
         Exercised                             (207,500)                $1.62
                                              ---------
      Outstanding at December 31, 2003           74,000                 $1.50
                                              =========

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


8.  INCOME TAXES

    The provision for income tax expense (benefit) was as follows:

                                                    2003                  2002
                                                    ----                  ----
     Current
        Federal                                $   16,000            $   (4,500)
        State and local                             8,382                13,800
                                               ----------            ----------
                                                   24,382                 9,300
     Deferred                                     481,200                69,000
                                               ----------            ----------
                                               $  505,582            $   78,300
                                               ==========            ==========

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



    Deferred tax assets (liabilities) are comprised of the following at December 31, 2003:

         Unrealized appreciation on investments                     $ (486,200)
         Accrued expenses                                                2,000
         Net capital loss carryforwards                                 25,000
                                                                    ----------
             Total deferred tax liabilities                         $ (459,200)
                                                                    ==========

    A reconciliation of the federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                              2003         2002
                                                              ----         ----
    Statutory rate                                            34.0%        34.0%
    Increase in effective tax rate resulting from:
       State income taxes, net of federal benefit               -           4.2
       Non-deductible income and expenses - net                6.9         (1.9)
                                                             -----        -----
                                                              40.9%        36.3%
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

                           WINMILL & CO. INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           December 31, 2003 and 2002



12. RESTATEMENT

    The Company separated and reclassified securities subject to restrictions and reclassified related deferred income taxes from current assets and liabilities to noncurrent assets and liabilities on the consolidated balance sheet (See Notes 2 and 8). Additionally, the amount of net capital and the ratio of aggregate indebtedness to net capital of the Company's broker dealer subsidiary was restated as a result of the classification of certain securities subject to restrictions (See Note 5). The consolidated financial statements have been restated to reflect this reclassification. This restatement did not change net income, earnings per share, or total shareholders' equity.

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

                                    PART III


Item 9.    Directors and Executive Officers

The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.


      Name                       Position                 Years of Service       Age
                                                        Director   Officer

Bassett S. Winmill       Chairman of the Board             27         27          73

Robert D. Anderson       Vice Chairman of the Board        27         27          74

Thomas B. Winmill, Esq.  President,                        15         16          44
                         General Counsel, Director

Edward G. Webb, Jr.      Director                          18*        15**        64

Charles A. Carroll       Director                          12          -          73

Mark C. Winmill          Director                          14***      16****      46

Marion E. Morris         Senior Vice President              -          3          58

William G. Vohrer        Treasurer,                         -          3          53
                         Chief Accounting Officer

Monica Pelaez, Esq.      Vice President,
                         Secretary, Associate               -          4          32
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

Item 10.Executive Compensation

The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules.

Summary Compensation Table

The following table sets forth, for the three years ended December 31, 2003, the compensation paid to the chief executive and the other officers whose total annual salary and bonus exceeded $100,000 in 2003.


                                           SUMMARY COMPENSATION TABLE


                                                     Annual                            Long-Term
                                                  Compensation                       Compensation          All Other
    Name And                                                                          Securities          Compensation
                                             Salary        Bonus        Other Annual   Underlying     ----------------------
Principal Position               Year         ($)           ($)         Compensation*   Options            (a)     (b)
------------------               ----      -----------------------------------------------------
Bassett S. Winmill                2003     $ 100,000(c)   $    -            -                 -          $1,174    $6,000
    Chairman                      2002     $ 131,733(c)   $    -            -             80,000         $1,174    $6,888
                                  2001     $ 315,000      $ 13,125          -             55,000         $3,584    $6,300

Thomas B. Winmill                 2003     $ 100,000(d)   $    -            -                 -          $  120    $5,500
    President and                 2002     $ 110,970(d)   $    -            -             80,000         $  120    $6,600
    Chief Executive Officer       2001     $ 187,500(d)   $ 10,416          -             55,000         $  300    $6,300

Monica Pelaez                     2003     $ 100,000      $  5,769          -              5,000         $   96    $6,346
    Vice President, Secretary     2002     $  80,000      $ 10,000          -              5,000         $   68    $5,400
                                  2001     $  70,000      $  2,969          -              5,000         $   53    $2,975

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

                                                                                             Potential Realizable
                                                                                             Value At Assumed
                                                                                             Annual Rates Of
                                                                                             Stock Price
                                                                                             Appreciation For
                                        Individual Grants                                    Option Term
                         ----------------------------------------------------------------------------------------
                          Number Of       % Of Total
                         Securities        Options
                         Underlying       Granted To
                          Options         Employees In       Exercise       Expiration
      Name                Granted         Fiscal Year        Price            Date            5%       10%
      ----               ------------    ---------------     ----------     -------------     --       ---

Bassett S. Winmill            -               -                  -               -           $  -      $  -
Thomas B. Winmill             -               -                  -               -           $  -      $  -
Monica Pelaez                 -               -                  -               -           $  -      $  -

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth, for the year ended December 31, 2003, information regarding the outstanding options for each of the executive officers named in the Summary Compensation Table.

                                                Number of Shares
                                                of Class A Stock   Value of
                      Number of                 Underlying         Unexercised
                      Number of                 Unexercised        In-The-Money
                      Shares of                 Options            Options at
                      Class A Stock  Dollar     12-31-03(#)        12-31-03($)
                      Acquired on    Value      Exercisable/       Exercisable/
Name                  Exercise       Realized   Unexersisable      Unexercisable

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

Item 11.Security Ownership of Certain Beneficial Owners and Management.

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

                                          Amount and Nature of           Percent
      Name of Beneficial Owner         Beneficial Ownership (4)         of Class
      ------------------------         ------------------------         --------

      Bassett S. Winmill                        185,669                    12.4%
      Thomas B. Winmill                         134,481 (1)                 9.0%
      Robert D. Anderson                         86,969                     5.8%
      Edward G. Webb, Jr.                        21,164 (2)                 1.4%
      Charles A. Carroll                         27,500 (2)                 1.8%
      Mark C. Winmill                            47,564                     3.2%
      Monica Pelaez                               5,000 (3)                 0.3%
      All directors and
      executive officers                        508,447                    33.2%
      as a group (7 persons)

(1) Includes 10,000 shares held by Thomas B. Winmill's sons, of which he disclaims beneficial ownership.

(2)   Includes options exercisable to purchase 17,500 shares.

(3)   Includes options exercisable to purchase 5,000 shares.

(4) The nature of the beneficial ownership for all the Class A Common Stock is investment power.

Item 12.Certain Relationships and Related Transactions

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

            (9) Not applicable.

            (10) Material Contracts

                (a) Investment Management Agreements, Distribution Agreements
                    and Plans of Distribution ("12b-1 Plans") between subsidiaries of the Company and the Funds and Non-Exclusive License Agreements between the Company and the Funds:

                                                                                Non-Exclusive
                                         Management    Distribution    12b-1      License
       Fund                              Agreement      Agreement      Plan       Agreement
(i)  Foxby Corp.                           (5)             -            -           (5)
(ii) Global Income Fund, Inc.              (4)             -            -            -
(iii)Midas Dollar Reserves, Inc.           (1)            (1)          (1)          (3)
(iv) Midas Fund, Inc.                      (2)            (2)          (2)          (3)
(v)  Midas Special Equities Fund, Inc.     (1)            (1)          (1)          (3)

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

                          WINMILL & CO. INCORPORATED


June 25, 2004      By:  /s/ William G. Vohrer
                        --------------------------------------------------------
                        William G. Vohrer
                        Chief Financial Officer, Treasurer,
                        Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


June 25, 2004      By:   /s/ Thomas B. Winmill
                         -------------------------------------------------------
                         Bassett S. Winmill, Chairman of the Board, Director
                         Thomas B. Winmill on behalf of Bassett S. Winmill by
                         Power of Attorney signed 12/11/01


June 25, 2004      By:   /s/ Thomas B. Winmill
                         -------------------------------------------------------
                         Robert D. Anderson, Vice Chairman, Director
                         Thomas B. Winmill on behalf of Robert D. Anderson by
                         Power of Attorney signed 12/11/01


June 25, 2004      By:   /s/ Thomas B. Winmill
                         -------------------------------------------------------
                         Thomas B. Winmill, Esq., President
                         Chief Executive Office, General Counsel, Director


June 25, 2004      By:   /s/ Thomas B. Winmill
                         -------------------------------------------------------
                         Edward G. Webb, Jr., Director
                         Thomas B. Winmill on behalf of Edward G. Webb, Jr. by
                         Power of Attorney signed 12/11/01


June 25, 2004      By:   /s/ Thomas B. Winmill
                         -------------------------------------------------------
                         Charles A. Carroll, Director
                         Thomas B. Winmill on behalf of Charles A. Carroll by
                         Power of Attorney signed 12/11/01


June 25, 2004      By:   /s/ Thomas B. Winmill
                         -------------------------------------------------------
                         Mark C. Winmill, Director
                         Thomas B. Winmill on behalf of Mark C. Winmill by
                         Power of Attorney signed 12/11/01

                         Certification Under Section 906
                        Of The Sarbanes-Oxley Act of 2002



Certification of Periodic Financial Report
Pursuant to 18 U.S. C. Section 1350


    Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Winmill & Co. Incorporated (the "Company") certifies that the Annual Report on Form 10-KSB as amended by Form 10KSB/A of the Company of the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15 (d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB as amended by form 10KSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: June 25, 2004    /s/ Thomas B. Winmill
                        --------------------------------------------------------
                        Thomas B. Winmill
                        Chief Executive Officer and President



Dated: June 25, 2004    /s/ William G. Vohrer
                        --------------------------------------------------------
                        Chief Financial Officer, Treasurer, Chief Accounting
                        Officer

               Certification- Exchange act rules 13a-14 and 15d-14



I, Thomas B. Winmill, certify that:

1. I have reviewed this annual report on Form 10-KSB as amended by Form 10-KSB/A of Winmill & Co. Incorporated;

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

Date:   June 25, 2004


                              /s/ Thomas B. Winmill
-                            ----------------------
                             Chief Executive Officer

               Certification- Exchange act rules 13a-14 and 15d-14

I, William G. Vohrer, certify that:

1. I have reviewed this annual report on Form 10-KSB as amended by Form 10KSB/A of Winmill & Co. Incorporated;

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

Date:  June 25, 2004


                              /s/ William G. Vohrer
                             -----------------------
          Chief Financial Officer, Treasurer, Chief Accounting Officer

                                INDEX TO EXHIBITS



(3)  Exhibits

        (11) Statement Regarding Computation of Per Share Earnings

        (21) Wholly-Owned Subsidiaries of the Company

        (99) Code of Ethics for Principal Executives and Senor Financial
             Officers.

       Exhibit 11 - Statement Regarding Computation of Per Share Earnings




                                                               2003                            2002
                                                      ------------------------       ------------------------
                                                       Basic          Diluted         Basic          Diluted

Weighted average common shares outstanding            1,596,946     1,596,946        1,638,403     1,638,403

Weighted average common shares issuable
upon exercise of stock options under the
treasury stock method                                       -          34,398              -          10,726

Weighted average common shares issuable
upon exercise of warrants under the
treasury stock method                                       -             -                -             -

Weighted average common shares and
common share equivalents utilized for
earnings per share computation                        1,596,946     1,631,344        1,638,403     1,649,129

              Exhibit 21 - Wholly-Owned Subsidiaries of the Company



CEF Advisers, Inc., a Delaware corporation


Investor Service Center, Inc., a Delaware corporation


Midas Management Corporation, a Delaware corporation

     Exhibit 99 Code of Ethics for Principal Executives and Senior Financial
                                   Officers.


                     CODE OF ETHICS FOR PRINCIPAL EXECUTIVES
                          AND SENIOR FINANCIAL OFFICERS


    Winmill & Co. Incorporated (the "Company") has adopted this Code of Ethics for Principal Executive and Senior Financial Officers (the "Code") pursuant to
Section 406 of the Sarbanes-Oxley Act of 2002 and the final rules and regulations promulgated by the Securities and Exchange Commission thereunder.

    This Code provides principles to which the principal executive officer, senior financial officer, controller and other persons performing similar functions (collectively, "Officers") are expected to adhere and advocate. This Code embodies rules regarding individual and peer responsibilities, as well as responsibilities to employers, the public and other stakeholders.

    Company Officers shall seek to :

o Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

o Provide constituents with information that is accurate, complete, objective, relevant, timely and understandable.

o Comply with rules and regulations of federal, state, and local governments, and other appropriate private and public regulatory agencies.

o Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing their independent judgment to be subordinated.

o Respect the confidentiality of information acquired in the course of their work except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of their work is not used for personal advantage.

o Share knowledge and maintain skills important and relevant to their constituents needs

o Pro-actively promote ethical behavior as a responsible partner among peers in their work environment.

o Achieve responsible use of and control over all assets and resources employed or entrusted to them.

    Report,on a timely basis,conduct that the Officer believes to be a violation of the Code to Company's Audit Committee or Board of Directors.