Form 10QSB/A
period 2004-03-31
WINMILL & CO INC
filed 2004-06-29
CIK 52234

As filed with the Securities and Exchange Commission on June 29, 2004





                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A

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

                           WINMILL & CO. INCORPORATED
                                  FORM 10-QSB/A
                      For the Quarter Ended March 31, 2004

                                      INDEX

                                                                           Page
                                                                         Number

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet
 -(Unaudited) March 31, 2004                                                  3

Condensed Consolidated Statements of Income (Loss)
 -(Unaudited) Three Months Ended March 31, 2004
    and March 31, 2003                                                        4

Condensed Consolidated Statements of Cash Flows
 -(Unaudited) Three Months Ended March 31, 2004
    and March 31, 2003                                                        5

Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                  12

Item 3.  Controls and Procedures                                             14

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         During the Period Covered by This Report                            14

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K                                    14


CERTIFICATION SIGNATURES                                                     17

                           WINMILL & CO. INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS


Current Assets:
  Cash and cash equivalents                                        $  1,174,258
  Marketable securities (Note 2)                                      1,186,835
  Securities - restricted (Note 2)                                    2,134,161
  Management, distribution and other fees receivable                    118,506
  Other receivables                                                     120,856
  Prepaid expenses and other current assets                              88,969
                                                                   ------------
    Total Current Assets                                              4,823,585
                                                                   ------------

Securities - restricted (Note 2)                                      4,967,652
Equipment, furniture and fixtures, net                                   66,855
Intangible assets, net                                                  568,296
Other assets (Note 9)                                                   327,791
                                                                   ------------
                                                                      5,930,594
    Total Assets                                                   $ 10,754,179
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accrued professional fees                                        $     49,735
  Accrued payroll and other related costs                               125,125
  Accrued other expenses                                                 99,301
  Other current liabilites                                                1,568
  Deferred income tax                                                   434,600
                                                                   ------------
    Total Current Liabilities                                           710,329
                                                                   ------------

Deferred income tax                                                     743,400
                                                                   ------------

Shareholders' Equity: (Notes 4, 5, and 6)

  Common Stock, $0.1 par value
  Class A, 10,000,000 shares authorized;
  1,510,867 shares issued and outstanding                                15,108
  Class B, 20,000 shares authorized;
  20,000 shares issued and outstanding                                      200
  Additional paid-in capital                                          5,815,564
  Retained earnings                                                   3,469,578
                                                                   ------------
    Total Shareholders' Equity                                        9,300,450
                                                                   ------------
    Total Liabilities and Shareholders' Equity                     $ 10,754,179
                                                                   ============



See accompanying notes to the condensed consolidated financial statements.

                           WINMILL & CO. INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                                            Three Months
                                                                          Ended March 31,
                                                                   -------------------------------
                                                                   -------------------------------
                                                                          2004                2003
                                                                          ----                ----
Revenues:
  Management, distribution, and other fees                             $ 402,705         $ 336,882
  Dividends, interest and other                                            2,448            38,647
  Net unrealized appreciation (depreciation) of publicly
   held affiliates and unrealized and
   realized gains (losses) on proprietary trading                      1,800,433          (223,406)
                                                                    ------------      ------------
                                                                       2,205,586           152,123
                                                                    ------------      ------------

Expenses:
  General and administrative                                             191,170           181,763
  Marketing                                                              118,068            99,633
  Expense reimbursements to the Funds (Note 9)                            39,223            38,538
  Professional fees                                                       21,000            17,000
  Amortization and depreciation                                           18,642            17,059
                                                                    ------------      ------------
                                                                         388,103           353,993
                                                                    ------------      ------------


Income (loss) before income taxes                                      1,817,483           (201,870)
Income taxes (credit) provision (Note 8)                                 728,400            (89,800)
                                                                    ------------       ------------
Net income (loss)                                                    $ 1,089,083         $ (112,070)
                                                                    ============       ============

Per share net income (loss):

  Basic                                                                    $0.73             $(0.07)
  Diluted                                                                  $0.72             $(0.07)

Average shares outstanding:

  Basic                                                                1,499,136          1,588,820
  Diluted                                                              1,517,577          1,588,820


See accompanying notes to the condensed consolidated financial statements.

                           WINMILL & CO. INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                     Three Months
                                 Ended March 31,
                                    2004 2003


Cash Flows from Operating Activites
 Net income                                                                                $ 1,089,083       $   (112,070)
                                                                                          ------------         ----------
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                18,642             16,690
   Increase (decrease) in deferred income taxes                                                718,800            (94,500)
   Increase in cash value of life insurance                                                     (8,250)            (8,234)
   Net unrealized (appreciation) depreciation of publicly held
   affiliates and on proprietary securities trading                                         (1,800,433)           223,743

  (Increase) decrease in:
    Management, distribution and other
    fees receivable                                                                              3,307             51,372
    Dividends, interest and other receivables                                                   16,009               (579)
    Prepaid expenses and other current assets                                                   47,858              8,731
    Other assets                                                                                14,807               (493)

  Increase (decrease) in:
    Accounts payable                                                                                 -            (10,987)
    Accrued professional fees                                                                  (47,339)            (3,550)
    Accrued payroll and other related costs                                                    100,125            (25,000)
    Accrued other expenses                                                                      22,949              1,956
                                                                                           -----------        -----------
  Total adjustments                                                                           (913,525)           159,149
                                                                                           -----------        -----------

    Net cash provided by operating activities                                                  175,558             47,079
                                                                                           -----------        -----------

Cash Flows from Investing Activites:
    Proprietary securities trading sales                                                         5,327                864
    Proprietary securities trading purchases                                                   (40,339)           (34,603)
    Capital expenditures                                                                        (6,039)            (2,949)
                                                                                           -----------        -----------

     Net cash used for investing activities                                                    (41,051)           (36,688)
                                                                                           -----------        -----------

Cash Flows from Financing Activities:

   Issuance of stock                                                                            70,263                  -
   Purchase of treasury stock                                                                 (138,938)                 -
   Repayment of notes receivable                                                                     -              5,431
                                                                                           -----------        -----------
    Net cash provided by (used for) financing activities                                       (68,675)             5,431
                                                                                           -----------        -----------

    Net increase in cash and cash equivalents                                                   65,832             15,822

Cash and Cash Equivalents
  At beginning of period                                                                     1,108,426          1,254,528
                                                                                           -----------        -----------
  At end of period                                                                         $ 1,174,258        $ 1,270,350
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

                           WINMILL & CO. INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Winmill & Co. Incorporated ("Company") is a holding company with subsidiaries operating in three segments:

         | Fund services consisting primarily of investment management and distribution for the three open-end funds in the Midas Funds family and two closed-end funds, Foxby Corp. and Global Income Fund, Inc.;

         | Proprietary securities trading by the Company's broker/dealer subsidiary;

         |        Publicly held affiliates,  including Bexil  Corporation (Amex
                  Symbol:  BXL); Tuxis  Corporation  (Amex Symbol:  TUX);
                  Foxby Corp. (Amex Symbol: FXX); and, Global Income Fund, Inc. (Amex Symbol: GIF). The marketable securities of these affiliates are held by the Company's broker/dealer subsidiary. As with marketable securities held by broker/dealers generally, these securities are valued at market with unrealized gains and losses included in earnings. The businesses of Bexil and Tuxis are, respectively, insurance services and real estate.

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

         EARNING PER SHARE

         Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table sets forth the computation of basic and diluted earning per share:

                                                                    Three Months
                                                                   Ended March 31,
                                                   --------------------------------------------
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
                                                   ===================     ====================

2. MARKETABLE SECURITIES

At March 31, 2004 marketable securities and marketable securities subject to restrictions held by the Company's broker/dealer subsidiary, valued at market, consisted of:

Marketable securities
    Proprietary trading - equities and mutual funds (cost $839,209)   $1,186,835
                                                                      ==========

Securities-subject to restrictions
    Publicly-held affiliates (cost $4,437,568)                        $7,101,813
    Less: current portion                                              2,134,161
                                                                       ---------

    Non - current portion                                             $4,967,652
                                                                      ==========

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

Restricted securities are shares of publicly held affiliates whose public sale is subject to a trading volume formula pursuant to Rule 144 of The Securities Act of 1933. The trading volume formula limits the sale of such shares in any three month period to the greater of (a) 1% of the outstanding shares of the same class being sold by the affiliates or (b) the average weekly reported trading volume during the four calendar weeks preceding the sale. Shares which would be salable under this formula in the next 12 month period are classified as current assets in the consolidated balance sheet and shares in excess of this formula are classified as non-current restricted securities.

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

5. NET CAPTIAL REQUIREMENTS

The Company's broker/dealer subsidiary is a member firm of the National Association of Securities Dealers, Inc. ("NASD") and is registered with the Securities and Exchange Commission as a broker/dealer. Under its membership agreement with the NASD, the broker/dealer must maintain minimum net capital, as defined, of not less than $100,000, or 6-2/3% of aggregate indebtedness, whichever is greater; and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At March 31, 2004, the subsidiary had: net capital of approximately $2,269,900; net capital requirements of $100,000; excess net capital of approximately $2,169,900; and the ratio of aggregate indebtedness to net capital was approximately 0.03 to 1.

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


                                                              Three Months
                                                             Ended March 31,
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

A summary of the status of the Company's stock option plan as of March 31, 2004 and changes during the period ending on that date are presented below:

                                                                   Weighted
                                            Number                  Average
                                              Of                   Exercise
Stock Options                               Shares                   Price
-------------                          ----------------       -----------------

Outstanding at Decemeber 31, 2003                74,000                   $1.50
Exercised                                       (46,750)                  $1.50
                                       ----------------
Outstanding at March 31, 2004                    27,250                   $1.50
                                       ================       =================

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

8. INCOME TAXES

The provision (benefit) for income taxes for the three months ended March 31, 2004 and 2003 is as follows:

                           2004                     2003
                           ----                     ----
Current
  Federal               $ 8,300                  $ 4,000
  State and local         1,500                      700
                          -----                      ---
                          9,800                    4,700
Deferred                718,600                 (94,500)
                        -------                 --------
                      $ 728,400               $ (89,800)
                      =========               ==========

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

10. FINANCIAL INFORMATION BY BUSINESS SEGEMENT

The following details selected financial information by business segment.


March 31, 2004                         Fund            Publicly Held          Proprietary
                                    Services             Affiliates             Trading                  Total
                                   -----------         -------------         -------------             ----------
Revenues                              $402,724           $ 1,720,587              $ 82,275            $ 2,205,586
Income from operations                 193,442             1,568,146                55,866              1,817,454
Depreciation and amortization            4,198                12,311                 2,133                 18,642
Capital expenditures                     6,039                     -                     -                  6,039
Gross identifiable assets            2,422,035             7,101,813             1,230,331             10,754,179

March 31, 2003                         Fund            Publicly Held          Proprietary
                                    Services             Affiliates             Trading                  Total
                                   -----------         -------------         -------------             ----------

Revenues                              $350,768             $(132,966)             $(65,679)             $ 152,123
Income from operations                 134,996              (248,345)              (88,521)              (201,870)
Depreciation and amortization            6,135                 8,750                 1,805                 16,690
Capital expenditures                     2,949                     -                     -                  2,949
Gross identifiable assets            2,862,786             4,256,590               842,685              7,962,061


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

12. RESTATEMENT

The Company separated and reclassified securities subject to restrictions and reclassified related deferred income taxes from current assets and liabilities to non-current assets and liabilities on the consolidated balance sheet (see Notes 2 and 8). Additionally, the amount of the net capital and the ratio of aggregate indebtedness to net capital of the Company's broker dealer subsidiary was restated as a result of the classification of certain securities subject to restrictions (see Note 5). The consolidated financial statements have been restated to reflect this reclassification. This restatement did not change net income, earnings per share, or total shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended

March 31, 2003 Declines in the securities markets can have a significant effec on theCompany's business. Poor absolute or relative performance by the Funds may cause shareholder redemptions to occur. Volatile stock markets may affect management and distribution fees earned by the Company's subsidiaries, causing either transfer out of the equity Funds and into the money market fund, which has lower management and distribution fee rates than the equity Funds, or transfer out of the Funds entirely. Lower net asset levels in the Funds may also cause or increase fee waivers or expense reimbursements to the Funds as described in Note 9 of the financial statements.

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

                        WINMILL & CO. INCORPORATED


June 29, 2004     By:   /s/ William G. Vohrer
                        --------------------------------------------------------
                        William G. Vohrer
                        Chief Financial Officer, Treasurer, Chief Accounting
                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


June 29, 2004      By:  /s/Thomas B. Winmill
                        --------------------------------------------------------
                        Bassett S. Winmill, Chairman of the Board, Director
                        Thomas B. Winmill on behalf of Bassett S. Winmill by
                        Power of Attorney signed 12/11/01

June 29, 2004      By:  /s/Thomas B. Winmill
                        --------------------------------------------------------
                        Robert D. Anderson, Vice Chairman, Director
                        Thomas B. Winmill on behalf of Robert D. Anderson by
                        Power of Attorney signed 12/11/01

June 29, 2004      By:  /s/Thomas B. Winmill
                        --------------------------------------------------------
                        Thomas B. Winmill, Esq., President
                        Chief Executive Office, General Counsel, Director

June 29, 2004      By:  /s/Thomas B. Winmill
                        --------------------------------------------------------
                        Edward G. Webb, Jr., Director
                        Thomas B. Winmill on behalf of Edward G. Webb, Jr. by
                        Power of Attorney signed 12/11/01

June 29, 2004      By:  /s/Thomas B. Winmill
                        --------------------------------------------------------
                        Charles A. Carroll, Director
                        Thomas B. Winmill on behalf of Charles A. Carroll by
                        Power of Attorney signed 12/11/01

June 29, 2004     By:   /s/Thomas B. Winmill
                        --------------------------------------------------------
                        Mark C. Winmill, Director
                        Thomas B. Winmill on behalf of Mark C. Winmill by
                        Power of Attorney signed 12/11/01

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

                                                            Tait, Weller & Baker



Philadelphia, Pennsylvania
May 13, 2004, except for Note 12,
  as to which the date is June 17, 2004

Certification- Exchange Act Rules 13a-14 and 15d-14

I, Thomas B. Winmill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB as amended by Form 10-QSB/A of Winmill & Co. Incorporated;

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

Date: June 29, 2004

                              /s/ Thomas B. Winmill
                             Chief Executive Officer

Certification- Exchange Act Rules 13a-14 and 15d-14

I, William G. Vohrer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB as amended by Form 10-QSB/A of Winmill & Co. Incorporated;

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

Date: June 29, 2004
                              /s/ William G. Vohrer
                             Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-QSB as amended by Form 10-QSB/A for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas B. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Thomas B. Winmill
Thomas B. Winmill
Chief Executive Officer
June 29, 2004

                          CFO CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                           AS ADOPTED PURSUANT TO 906

                        OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Winmill & Co. Incorporated (the "Company") on Form 10-QSB as amended by Form 10-QSB/A for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William G. Vohrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/William G. Vohrer
William G. Vohrer
Chief Financial Officer
June 29, 2004